Form 10-Q
period 2023-09-30
Pershing Square SPARC Holdings, Ltd./DE
filed 2023-11-08
CIK 1895582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
File number:
000-56597

PERSHING SQUARE SPARC HOLDINGS, LTD.
(Exact name of registrant as specified in charter)

Delaware	87-3427627
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number)
787 Eleventh Avenue, Ninth Floor
New York, NY 10019
(Address of principal executive offices)
(212)
813-3700
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ☐
No
  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the
Exchange Act).    Yes
☒
    No  ☐
As of November
8
, 2023, there were 422,533 shares of common stock, par value $0.0001, of Pershing Square SPARC Holdings, Ltd. issued and outstanding.

PERSHING SQUARE SPARC HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

-i-

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
PERSHING SQUARE SPARC HOLDINGS, LTD.
BALANCE SHEETS

	As of September 30, 2023 (Unaudited)	As of December 31, 2022 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$30,344,662	$9,887
Prepaid expenses	18,860	13,364
Other receivables	—	271

Total Current Assets	30,363,522	23,522
Cash held in segregated account	5,001,000	—

Total Assets	$35,364,522	$23,522

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$5,365,670	$734,503

Total Current Liabilities	5,365,670	734,503

Advisor Warrants liability	3,000,000	—
Sponsor Warrants liability	38,163,431	—

Total Liabilities	46,529,101	734,503

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at September 30, 2023; 500,000 authorized and 399,965 issued and outstanding at December 31, 2022	42	40
Additional paid-in capital	4,225,288	3,999,610
Accumulated deficit	(15,389,909)	(4,710,631)

Total Stockholders’ Equity/(Deficit)	(11,164,579)	(710,981)

Total Liabilities And Stockholders’ Equity/(Deficit)	$35,364,522	$23,522

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.
STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)
Interest income	$—	$1	$2	$1
Compensation expense from Advisor Warrants	(3,000,000)	—	(3,000,000)	—
Legal fees	(732,453)	(756,221)	(2,994,149)	(1,347,800)
Accounting and tax expense	(416,000)	(19,500)	(544,000)	(64,500)
Printing fees	(213,804)	(126,866)	(413,804)	(133,861)
Other expenses	(191,864)	—	(375,697)	—
Consulting fees	(23,225)	(7,909)	(1,060,025)	(7,909)
Research expense	(5,482)	(2,923)	(16,279)	(2,923)
Franchise tax expense	(2,167)	(1,104)	(4,375)	(1,778)

Income/(Loss) from ope rations	(4,584,995)	(914,522)	(8,408,327)	(1,558,770)

Change in fair value of Sponsor Warrants liability	(2,270,951)	—	(2,270,951)	—

Other income/(loss)	(2,270,951)	—	(2,270,951)	—

Net loss	$(6,855,946)	$(914,522)	$(10,679,278)	$(1,558,770)

Weighted average common shares outstanding, basic and diluted	422,533	201,630	413,688	108,011

Basic and diluted net loss per common share	$(16.23)	$(4.54)	$(25.81)	$(14.43)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amount

Balance – December 31, 2022 (Audited)	399,965	$40	$3,999,610	$(4,710,631)	$(710,981)
Issuance of Common Stock to Sponsor	22,568	2	225,678	—	225,680
Net loss	—	—	—	(3,823,332)	(3,823,332)

Balance – June 30, 2023 (Unaudited)	422,533	42	4,225,288	(8,533,963)	(4,308,633)
Net loss	—	—	—	(6,855,946)	(6,855,946)

Balance –September 30, 2023 (Unaudited)	422,533	$42	$4,225,288	$(15,389,909)	$(11,164,579)

Balance – December 31, 2021 (Audited)	23,660	$2	$236,598	$(1,987,283)	$(1,750,683)
Issuance of Common Stock to Sponsor	173,528	18	1,735,262	—	1,735,280
Net loss	—	—	—	(644,248)	(644,248)

Balance – June 30, 2022 (Unaudited)	197,188	20	1,971,860	(2,631,531)	(659,651)
Issuance of Common Stock to Sponsor	81,729	8	817,282	—	817,290
Net loss	—	—	—	(914,522)	(914,522)

Balance – September 30, 2022 (Unaudited)	278,917	$28	$2,789,142	$(3,546,053)	$(756,883)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.
STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2023 (Unaudited)	September 30, 2022 (Unaudited)

Cash flows from operating activities:
Net loss	$(10,679,278)	$(1,558,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense from Advisor Warrants	3,000,000	—
Change in fair value of Sponsor Warrants liability	2,270,951	—
(Increase)/decrease in operating assets:
Prepaid expenses	(5,496)	(18,852)
Other receivables	271	175
Increase/(decrease) in operating liabilities:
Accrued expenses	4,631,167	(974,794)

Net cash used in operating activities	(782,385)	(2,552,241)

Cash flows from financing activities:
Proceeds from sales of Common Stock to Sponsor	225,680	2,552,570
Proceeds from sale of Sponsor Warrants to Sponsor	35,892,480	—

Net cash provided by financing activities	36,118,160	2,552,570

Net change in cash and cash equivalents and cash held in segregated account	35,335,775	329
Cash and cash equivalents and cash held in segregated account—beginning of period	9,887	9,825

Cash and cash equivalents and cash held in segregated account—end of period	$35,345,662	$10,154

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Organization and General
Pershing Square SPARC Holdings, Ltd. (the “Company”) was incorporated on November 3, 2021 in the State of Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other business combination transaction with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of DTC participants and registered owners of PSTH (defined below). As of October 31, 2023, the Rights Agent verified the SPARs position at each DTC participant or registered owner, and the final SPAR register currently presents 60,971,015 SPAR
s
 as outstanding.
The common shares of the surviving entity of the Business Combination, which, depending on the form the Business Combination takes, may be the Company or any entity other than the Company (the “Surviving Corporation”), are referred to as the “Public Shares”. All activity for the period from November 3, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the Registration and the search for a Business Combination from and after effectiveness of the Registration. The Company may generate non-operating
income in the form of interest from proceeds obtained in connection with the private placements of the Sponsor Shares and the Sponsor Warrants (defined in Note 4). The Company has selected December 31st as its fiscal year-end.
The Company’s sponsor is Pershing Square SPARC Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on November 4, 2021. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended. The Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (collectively the “Pershing Square Funds”). The Sponsor is also an affiliate of Pershing Square Tontine Holdings, Ltd., a Delaware corporation (“PSTH”), which was a special purpose acquisition company (“SPAC”) that did not enter into an initial business combination within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved.
Board of Directors, Committees of the Board & Advisory Board
The Company’s board of directors (the “Board”) is comprised of Mr. William A. Ackman, Dr. Jennifer Blouin, Ms. Kathryn Judge and Ms. Linda Rottenberg. All directors other than Mr. Ackman are independent and were appointed on September 29, 2023. Mr. Ackman is the Chairman of the Board and Chief Executive Officer. The Board established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The committees are comprised solely of the independent directors of the Company. The Board also established an Advisory Board which is comprised of Ms. Lisa Gersh, Mr. Michael Ovitz and Ms. Jacqueline Dawn Reses.
Financing
On October 31, 2023, the Company had 60,971,015 SPARs outstanding on the Rights Agent register, issued o
n
 September 30, 2023, at no cost, to former security holders of PSTH based on ownership as of July 25, 2022 as disclosed in Note 7.

Each SPAR will be exercisable for two Public Shares, and must be exercised in whole. Upon the Company entering into a definitive agreement with respect to a Business Combination (a “Definitive Agreement”),

the Company will announce the final exercise price (the “Final Exercise Price”) of the SPARs. Following entry into the
Definitive

Agreement, the Company will file a registration statement (the “Business Combination Registration Statement”) that will include information regarding the proposed Business Combination, and the Company will seek to satisfy substantially all express closing conditions contained in the Definitive Agreement, other than those that can only be satisfied as of a later date (the “Disclosure Period Closing Conditions”). Following the satisfaction or waiver of the Disclosure Period Closing Conditions and the Business Combination Registration Statement becoming effective and being mailed to the holders of SPARs, holders will have 20 business days (the “SPAR Holder Election Period”) to submit an irrevocable notice of their election to purchase Public Shares (an “Election”), and to submit their exercise payment to be held in a custodial account controlled by an independent custodian (the “Custodial Account”). Following the SPAR Holder Election Period, the Company will have up to 10 business days (the “Closing Period”) to assess whether all remaining closing conditions are satisfied (the “Final Closing Conditions”) and whether to proceed with the proposed Business Combination, abandon the Business Combination, or in certain limited circumstances, extend the Closing Period to a date that is no later than 10 months from the start of the SPAR Holder Election Period. If the Final Closing Conditions are satisfied, the Business Combination will be consummated (the “Closing”) and the SPARs will automatically be exercised concurrently therewith. In certain circumstances, Elections may be revoked, and the periods may be postponed, extended or terminated, as described in the Prospectus.
The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,420,300 if all SPARs are issued and exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, will be used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.
Segregated Account
Of the total proceeds from the sale of the Sponsor Shares and Sponsor Warrants, $5,001,000 was deposited in a segregated account (the “Segregated Account”) to be held as cash and will not be released until the earlier of the Closing or the Company’s liquidation. The remainder of the proceeds were placed in the Company’s operating account and held as unrestricted cash to pay for ongoing expenses (such as business, legal, accounting, and due diligence costs related to prospective acquisitions, and continuing general and administrative expenses).
Custodial Account
The funds received in connection with the submission of Elections will be held in a Custodial Account and will be held in cash or, at the election of the Company, invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2 (a) (16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule
2a-7
promulgated under the Investment Company Act of 1940, as amended. The Company expects to make and announce the decision to hold the funds in cash, or such U.S. Treasury obligations or money market funds, in the Business Combination Registration Statement, based on market, legal and other factors at such time, including (i) the relative interest rates for cash accounts and such other instruments, (ii) then-existing market practice and legal and regulatory considerations with respect to custodial accounts for SPACs and other similar vehicles (including whether holding the funds in such U.S. Treasury obligations or money market funds would require the Company to register as an investment company under the Investment Company Act), (iii) the willingness of banks and other depositary institutions to hold large sums in cash in light of their regulatory and business requirements, and (iv) the Company’s assessment of the credit profile of any such bank or other depositary institution willing to hold a cash account.
The proceeds from the submission of SPAR exercise payments will remain in a Custodial Account (and will not be released) until the consummation of the Business Combination for use in connection therewith or the liquidation of the Company due to the failure to consummate a Business Combination during the
Closing
Period, unless the Company extends the Closing Period (an “Early Termination”), in which event the funds held in the Custodial Account are to be returned, inclusive of interest (if any), to electing holders of the SPARs in proportion to the aggregate exercise price paid by each such holder. In no event will funds be held in the Custodial Account for longer than 10 months from the start of the SPAR Holder Election Period, which is the maximum amount of time funds may be held in the Custodial Account, and at which time the Company will be required to liquidate if the Closing has not yet occurred
.

In connection with the consummation of the Business Combination, all amounts held in the Custodial Account will be released to the Company. The Company will use these funds to pay all or a portion of the consideration payable to the target or owners of the target of the Business Combination and to pay other expenses associated with the Business Combination. If the Business Combination is paid for using equity or debt instruments, or not all of the funds released from the Custodial Account are used for payment of the consideration in connection with the Business Combination, the Company may apply the balance of the cash released to the Company from the Custodial Account for general corporate purposes, including maintenance or expansion of operations of post-combination businesses, the payment of principal or interest due on indebtedness incurred in completing the Business Combination, to fund the purchase of other companies or make other investments, or for working capital. The proceeds deposited in the Custodial Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of holders of the Public Shares.
Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the sale of the Sponsor Shares and Sponsor Warrants and from the exercise under the Forward Purchase Agreements (defined in Note 4), although substantially all proceeds are intended to be generally applied toward operating expenses in connection with identifying and consummating a Business Combination. The Company will enter into a Business Combination with a target business having a value of at least 80% of the aggregate proceeds from the exercise of all SPARs at the Final Exercise Price, and intends to enter into a Business Combination with a target business of greater value than the proceeds available from the exercise of the SPARs. The Company may not enter into a Business Combination with another blank check or similar company. Subject to these restrictions, management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. The Business Combination may be structured in a variety of ways, including, but not limited to, a merger, capital stock exchange, asset acquisition, stock purchase, or reorganization and will be structured so that the Company is not required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will comply with applicable requirements under Delaware law and, if and as applicable, the rules of the OTCQX marketplace of the OTC Markets Group. The Company will obtain any required stockholder approvals following the effectiveness of the Business Combination Registration Statement, at which time the Sponsor, as owner of the Sponsor Shares, will be the Company’s sole stockholder. Accordingly, the holders of SPARs will not have the opportunity to vote in favor of or against the proposed Business Combination or on any other matter submitted to a vote of stockholders. If the holders of the SPARs disapprove of the proposed transaction, their recourse will be limited to selling or choosing not to exercise their SPARs.
The SPARs will expire upon the earlier of (i) an Early Termination, (ii) Closing and (iii) September 30, 2033. If the Company is unable to complete its Business Combination and the SPARs expire, the Company, subject to the approval of the stockholders and the Company’s Board, will dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Any remaining assets of the Company will be distributed to the holders of the Sponsor Shares, which are expected to consist solely of the Sponsor in its capacity as the holder of the Sponsor Shares, subject to applicable law.
Prior to the Company’s dissolution, funds held in the Custodial Account, if such event occurs, will be returned to all electing SPAR holders who have submitted payment on a pro-rata
basis. All costs and expenses associated with implementing the Company’s plan of dissolution, as well as payments to any creditors, will be funded from the Company’s remaining assets, which may not be sufficient for such purpose. Holders of SPARs will have no rights to the assets nor any obligations in respect of the liabilities of the Company in the event of dissolution or bankruptcy.
In the event of a liquidation, dissolution or winding up of the Company after a Business Combination, the stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of shares having preference over the Company’s Common Stock, if any. Stockholders have no preemptive or other rights. There are no sinking fund provisions applicable to the Common Stock or the Public Shares.

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The financial information provided is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year period or for any future periods and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Prospectus.
In connection with the Company’s assessment of going concern considerations in accordance with ASU
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company has sufficient liquidity to meet its current obligations and adequate resources to continue in operational existence for a minimum of one year from the date of issuance of these financial statements. Therefore, the Company has adopted the going concern basis in preparing the financial statements.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”
Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies, but any such election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period. This may make comparison of the Company’s financial statements with those of another public company difficult or impossible if such other public company is (i) not an emerging growth company or (ii) is an emerging growth company that has opted out of using the extended transition period, due to the potential differences in accounting standards used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalent accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820,
Fair Value Measurement
(“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
When the fair value of financial instruments recorded in the balance sheets cannot be derived from active markets, their fair value is determined by the Company’s management using prices obtained from an independent third-party valuation firm. The independent third-party valuation firm utilizes proprietary models to determine fair value. Refer to Note 6 for the significant unobservable inputs used in the valuation of Level 3 investments.

Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods, as well as disclosure of any contingent assets and liabilities as of the date of the financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023, the Company’s cash and cash equivalents balance was $35,345,662 comprised of $30,344,662 of cash in the Company’s operating account and $5,001,000 of cash in the Segregated Account. At December 31, 2022, cash and cash equivalents was comprised solely of cash in the Company’s operating account of $9,887.
Advisor Warrants Liability
The Advisor Warrants (defined in Note 4) were issued at no cost to the Company’s advisory board members. Accordingly, the Company accounts for the Advisor Warrants under ASC 718—
Stock compensation
(“ASC 718”) as the instruments were issued in connection with services provided towards the Company’s operations and potential Business Combination by the advisory board. The Advisor Warrants have a settlement feature whereby the Company or the Sponsor has the option to purchase the warrant from the holder upon the termination of their services for
$1,000,000. See Note 4 for further details. The settlement feature results in liability classification at the Advisor Warrants repurchase price on grant date under ASC 718, stock-based compensation associated with equity-classified awards. Upon the consummation of the Business Combination (or vesting date), the outstanding liability will be measured at fair value.
Sponsor Warrants Liability
The Company accounts for the Sponsor Warrants (defined in Note 4) pursuant to applicable guidance in ASC 480 -
Distinguishing liabilities from equity
(“ASC 480”), and ASC
815-40—
Contracts in an entity’s own equity
(“ASC
815-40”),
under which the Sponsor Warrants do not meet the criteria for equity treatment because the number of underlying Public Shares for which the Sponsor Warrants are exercisable is dependent upon the number of Public Shares outstanding immediately following consummation of the Business Combination along with the amount of funds raised in connection therewith. Accordingly, the Sponsor Warrants’ fair value at initial measurement, was recorded as a derivative liability, and subsequent changes in fair value will be reflected on the statement of operations at each reporting period. The fair value of the Sponsor Warrants is measured using a Black-Scholes option pricing model and the Sponsor Warrants’ classification will be re-assessed
at the end of each reporting period.
SPARs and Forward Purchase Agreement Liabilities
The Company accounts for the SPARs and the Forward Purchase Agreements (defined in Note 4) in accordance with the guidance contained in ASC 480 and ASC
815-40.
Under this guidance, the Company has determined that the SPARs and the Forward Purchase Agreements do not meet the criteria for equity treatment and will be recorded as derivative liabilities. Upon issuance, the Company recorded the initial fair value of the SPARs and Forward Purchase Agreements as expenses because such instruments were distributed to parties other than shareholders and accordingly may not be recognized as dividends under ASC 505,
Equity
. These liabilities will subsequently be measured at fair value with changes in fair value reflected on the statement of operations at each reporting period. The classification of these instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed
at the end of each reporting period.

Sponsor Shares
The Company accounts for the Sponsor Shares under equity treatment applicable to outstanding shares upon issuance under ASC 480 and ASC
815-40.
Net Income/(Loss) per Common Share
Net income/(loss) per share of Common Stock is computed by dividing net income/(loss) by the weighted average number of shares of Common Stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of Common Stock to settle the SPARs, the Forward Purchase Agreements, the Sponsor Warrants and the Advisor Warrants, as calculated using the treasury stock method.
As of September 30, 2023, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of September 30, 2023, and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per Common Share for the periods presented. As a result, diluted income/(loss) per share of Common Stock is the same as basic income/(loss) per share of Common Stock for the respective reporting periods.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740,
Income Taxes
(“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities on the balance sheet and their respective tax bases
and
tax losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of September 30, 2023, the Company recorded a full valuation allowance against the deferred tax asset associated with the net loss recorded for the period from November 3, 2021 (inception) through September 30, 2023.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
Fair Value Measurements (Topic 820); Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance on fair value measurements in Topic 820 of an equity security that is subject to contractual sale restrictions and which requires specific disclosures related to that security. This standard is effective for public entities for interim and annual periods beginning after December 15, 2023 and non-public
entities beginning after December 15, 2024. The Company adopted ASU
2022-03
on July 1, 2023 as part of the valuation methodology of the Sponsor Warrants discussed in Note 6.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration
SPARs and Public Shares
Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,030 Public Shares in respect of SPARs that will generate aggregate proceeds of a minimum of $1,219,420,300 if all SPARs are issued and exercised.
Note 4—Related Party Transactions
Sponsor Shares
For the period from November 3, 2021 (inception) through September 30, 2023, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share
purchase price of the Sponsor Shares is equal to the Final Exercise Price.
The Sponsor Shares are subject to transfer restrictions pursuant to the subscription agreement between the Company and the Sponsor, which provides that such shares are not transferable or salable unless (a) a registration statement on the appropriate form under the Securities Act and applicable state securities laws with respect to the Sponsor Shares proposed to be transferred is then effective or (b) the Company has received an opinion from counsel reasonably satisfactory to the Company, that such registration is not required because such transaction is exempt from registration under the Securities Act and the rules promulgated by the Securities and Exchange Commission thereunder and with all applicable securities laws.
Sponsor Warrants
On July 28, 2023, the Company sold warrants to the Sponsor (the “Sponsor Warrants”) for an aggregate price of $35,892,480 in a private placement, of which $5,001,000 was deposited into the Segregated Account. The transaction price of the Sponsor Warrants was determined by the Company, in consultation with a third-party, nationally recognized valuation firm, based on its fair value as of the previous month-end.
The Sponsor Warrants are exercisable, in the aggregate, for up to
4.95%
of the Public Shares that are outstanding as of the time immediately following the consummation of the Business Combination, on a fully diluted basis (including without limitation Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor Warrants or the conversion or exercise of then-outstanding securities of the Surviving Corporation, whether or not convertible or exercisable at such time). The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser
(defined below),
and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase
(defined below)
)
 and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,015 SPARs are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,420,300). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like the Sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction fro
m
being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of the Business Combination, on a fully diluted basis (the “Proration”).

The Sponsor Warrants are exercisable at any time after the three-year anniversary, and on or prior to the
10-year
anniversary, of the Business Combination and have an exercise price equal to 120% of the Final Exercise Price (the “Reference Price”). The Sponsor Warrants may be exercised on a cashless basis, with the number of Public Shares to be issued upon exercise calculated as the number of Reference Shares, multiplied by (x) the “fair market value” of a Public Share in excess of the Reference Price, divided by (y) the fair market value of a Public Share. As used above, “fair market value” refers to the volume-weighted average trading price of a Public Share over the 10 consecutive trading days ending on the third trading day prior to a notice of exercise being sent.
The Sponsor Warrants and the Public Shares issuable upon exercise of the Sponsor Warrants will generally not be salable or transferable until three years after the consummation of the Business Combination (except to certain permitted transferees) and are subject to certain adjustments and registration rights. The Sponsor Warrants will expire on the date that is 10 years from the consummation of the Business Combination. The Sponsor Warrants may be exercised in whole or in part and will not be subject to redemption.
Advisor Warrants
On September 29, 2023, the Company issued warrants at no cost to the Company’s advisory board members (the “Advisor Warrants”). The Advisor Warrants are identical to the Sponsor Warrants, including with respect to the Proration, transfer restrictions and registration rights, except that the Advisor Warrants (i) will be exercisable, in the aggregate, for up to approximately 0.154% of the Public Shares that are outstanding as of the time immediately following the consummation of the Business Combination, on a fully diluted basis and (ii) will expressly provide that if the percentage of Public Shares into which the Sponsor Warrants are exercisable is reduced for any reason, the percentage of Public Shares into which the Advisor Warrants are exercisable will be reduced proportionally.
In addition, in the event an advisory board member resigns for any reason prior to the Business Combination and at a time when the Company is not subject to a letter of intent (or a Definitive Agreement) with respect to its Business Combination, the Company or the Sponsor will be entitled, at its election, to repurchase in full such advisory board member’s Advisor Warrants. The repurchase price in each case will be $1,000,000 with respect to each advisory board member, or $3,000,000 in the aggregate. The repurchase right may be assigned or transferred to one of the Company’s affiliates and must be exercised, if at all, by the date that is the later of (i) the two-year
anniversary of the date on which the SPARs were first distributed pursuant to the Registration Statement and (ii) 60 days after the effective date of such advisory board member’s resignation. In the event the Company (or an affiliate) does not exercise the repurchase right by such time, the resigning advisory board member will retain the Advisor Warrants.
The repurchase price of the Advisor Warrants was established by the Sponsor in its discretion and was not intended to, and may not, represent the fair market value of the Advisor Warrants as of the time of issuance or any time of potential repurchase. The repurchase price and other terms of the Advisor Warrants were established in order to attract what the Company believes are highly experienced and capable advisory board members, and were based on the significant time commitment expected of an advisory board member, including with respect to assisting the Company in identifying potential Business Combination candidates, the novel nature of the Company in the public market and the risks and responsibilities attendant to untested public vehicles, the potential
10-year
term of the Company, the skill, expertise and business contacts of the advisory board members, and the value of the advisory board members’ respective time in light of their experience and other professional responsibilities. The repurchase price was also established at a price the Company believes will likely be a substantial discount to the fair value of the Advisor Warrants immediately after the Business Combination, which the Company believes incentivizes the advisory board members to remain on the board over time. In the event an advisory board member elects to resign during the time periods described above, the Company currently anticipates that it or the Sponsor would likely exercise its repurchase right (assuming the Company or the Sponsor, as applicable, believed that the repurchase price was less than the then fair value of the Advisor Warrants as of such time), and contemplates that any such repurchase would reasonably compensate such an advisory board member for their service on the board. The repurchase was structured as the Company’s repurchase right (and not the Company’s obligation) to permit the Company to decide, at the time of any advisory board member resignation, whether or not the exercise of
the repurchase right is advantageous to the Company in light of market and other conditions then applicable to the Company.

As discussed in Note 2, the Advisor Warrants have a settlement feature that results in liability classification as the Advisor Warrants repurchase price on the grant date under ASC 718 and upon the consummation of the Business Combination (or vesting date) will be measured at fair value. The Advisor Warrants were granted to the advisory board members on September 29, 2023 and as a result the Company recorded compensation expense of $3,000,000 on the statements of operations for the three months ended September 30, 2023 and a corresponding Advisor Warrants liability on the balance sheets.
Forward Purchase Agreements
On September 29, 2023, the Pershing Square Funds (the “Committed Forward Purchasers”) and PS SPARC I Master, L.P., a Cayman Islands limited partnership managed by PSCM (the “Additional Forward Purchaser” and together with the Committed Forward Purchasers, the “Forward Purchasers”) entered into the forward purchase agreements (the “Forward Purchase Agreements”), pursuant to which an aggregate amount of $3.5 billion of Public Shares may be purchased. The amount that the Committed Forward Purchasers will be obligated to buy will equal $250 million at a Final Exercise Price of $10.00, and will be a proportionately greater amount at a higher Final Exercise Price, up to $1.0 billion at a Final Exercise Price of $40.00 per share or greater (the “Committed Forward Purchase Shares”). The Additional Forward Purchaser will have the right, but not the obligation, to purchase (the “Additional Forward Purchase”), at the Final Exercise Price, the remainder of the $3.5 billion of Forward Purchase Shares (the “Additional Forward Purchase Shares” and together with the Committed Forward Purchase Shares, the “Forward Purchase Shares”) that is not allocated to the Committed Forward Purchasers (such amount, the “Aggregate Additional Forward Purchase Amount”).
The Additional Forward Purchaser may exercise the Additional Forward Purchase, at its election, in one or two tranches (each, the “First Tranche Additional Forward Purchase” and the “Second Tranche Additional Forward Purchase”, respectively), each of which would be effectuated, at the Final Exercise Price, at the time of the consummation of the Business Combination; provided that in
no event will the number of Public Shares purchased pursuant to the First Tranche Additional Forward Purchase and the Second Tranche Additional Forward Purchase collectively exceed the quotient of (i) the Aggregate Additional Forward Purchase Amount divided by (ii) the Final Exercise Price (the “Maximum Additional Forward Purchase”). The Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the First Tranche Additional Forward Purchase, in an amount up to the Maximum Additional Forward Purchase, by written notice to the Company no later than five business days prior to the execution of the Definitive Agreement. In the event that (i) the First Tranche Additional Forward Purchase is less than the Maximum Additional Forward Purchase and (ii) all SPARs issued and outstanding immediately prior to the commencement of the SPAR Holder Election Period are not elected to be exercised as of the end of the SPAR Holder Election Period, then the Company shall promptly notify the Additional Forward Purchaser of the number of such issued and outstanding SPARs that were not elected to be exercised (the “Unexercised SPARs”). The Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the Second Tranche Additional Forward Purchase no later than five business days after such notice, in an amount up to the aggregate number of Public Shares equal to the product of (i) two and (ii) the number of Unexercised SPARs at the Final Exercise Price.
The Committed Forward Purchasers’ obligation to purchase the Committed Forward Purchase Shares may be allocated among the Committed Forward Purchasers from time to time, but may not be transferred to any third parties. The Additional Forward Purchaser’s right to purchase the Additional Forward Purchase Shares may be transferred, in whole or in part, to any entity that is managed by PSCM (“Affiliate Transferee”), but not to third parties.
The Forward Purchase Shares will be subject to transfer restrictions pursuant to lock-up
provisions that are set forth in the Forward Purchase Agreements. These lock-up
provisions will provide that such shares are not transferable or salable until the earlier of (i) 180 days after the completion of the Business Combination or (ii) subsequent to the Business Combination, the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property, except in the case of the Forward Purchasers and their permitted transferees, (a) to any Affiliate Transferee or (b) in the event of the Company’s liquidation prior to the completion of the Business Combination. However, in the case of each of clauses (a) and (b), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions, and the other restrictions contained in the applicable purchase agreement and by the same agreements entered into by the purchasers of the Forward Purchase Shares with respect to such securities.

Registration Rights Agreement
On September 29, 2023, the Company entered into a registration rights agreement with the Sponsor, the Forward Purchasers and the advisory board members, pursuant to which the Company is required to use commercially reasonable efforts to file a registration statement within 120 days of the Business Combination, and use best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Shares, (ii) the Public Shares issuable upon exercise of the Sponsor Warrants, (iii) the Public Shares issuable upon exercise of the Advisor Warrants, (iv) the Public Shares issued pursuant to the Forward Purchase Agreements and (v) any other shares of the Company that the parties to the Registration Rights Agreement have purchased on the open market, subject to certain conditions as provided in the Registration Rights Agreement. The parties to the Registration Rights Agreement, and their permitted transferees, are entitled to make up to 10 demands that the Company registers these securities, and will have certain “piggyback rights” with respect to other registration statements filed by the Company. The post-combination business will bear the expenses incurred in connection with the filing of any registration statements.
Directors Compensation
Immediately after the effectiveness of the Registration, the Company appointed three independent directors to the Board. The independent directors will receive annual compensation of $275,000 for their service as an independent director, and an additional $25,000 in connection with their service as a committee chair, payable quarterly. Their annual compensation will be reviewed by the Company’s compensation committee on an annual basis. Mr. Ackman does not receive any compensation from the Company in either his capacity as a director or as an officer.
The directors and officers, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket
expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of those expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on behalf of the Company.
Note 5—Stockholders’ Equity
Common Stock
The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 422,533 and 399,965 shares of Common Stock issued and outstanding, respectively, all of which were held by the Sponsor and defined as the Sponsor Shares.
Preferred Shares
The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At September 30, 2023 and December 31, 2022, there were no preferred shares issued and outstanding.
Note 6—Fair Value Measurements
Fair Value Hierarchy
The Company measures fair value of financial instruments in accordance with ASC 820. As of September 30, 2023, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.
ASC 820 establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and

-
1
4-

liabilities). The level within which the fair value measurement is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement. The following fair value hierarchy is used to classify assets and liabilities based on the observable and unobservable inputs used to value the assets and liabilities:

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.
Fair Value Measurement of Assets and Liabilities
The following table presents the Company’s liabilities at fair value and its fair value hierarchy as of September 30, 2023.

Description	Level	Fair Value

Liabilities:
Sponsor Warrants	3	$38,163,431
SPARs	3	—
Forward Purchase Agreements	3	—
Level 3 Transfers
Transfers between levels during the period are determined and deemed to have occurred at each financial statement reporting date. There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.
Level 3 Reconciliation
The following table presents the change in fair value of the Company’s Level 3 financial instruments for the period from their issuance to September 30, 2023. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the determination date.

Description	As of December 31, 2022	Issuance Cost	Change in Fair Value	As of September 30, 2023

Sponsor Warrants	$—	$35,892,480	$2,270,951	$38,163,431
SPARs	—	—	—	—
Forward Purchase Agreements	—	—	—	—

Total	$—	$35,892,480	$2,270,951	$38,163,431

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At September 30, 2023, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates
the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statement of operations.
The SPARs and Forward Purchase Agreements were accounted for as liabilities and their fair values were determined based on a number of factors embedded in the instruments, mainly that no active trading market exists for either instrument and it is likely that the Final Exercise Price of the SPARs will be set at a price that equates to its fair value. As a result, the fair values of the SPARs and Forward Purchase Agreements liabilities will likely remain unchanged until the SPARs are quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Company continues to re-evaluate
its assumptions and significant estimates on these financial instruments at each reporting period when the financial statements are prepared. Existing circumstances and assumptions about future developments may change due to market changes or as the Company approaches a Definitive Agreement towards a Business Combination.

Level 3 Quantitative Information of Significant Unobservable Inputs
The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability as of September 30, 2023 are listed below.

Sponsor Warrants	Inputs
Volatility	25%
Probability of Not Completing a Deal	30%
Expected Time to Complete a Deal (in years)	5
Probability of Warrant Renegotiation	30%
Estimated Target Equity Value	$4,524.3 million
The Sponsor Warrants’ significant unobservable inputs include: (i) Volatility, (ii) Probability of Not Completing a Deal, (iii) Expected Time to Complete a Deal, (iv) Probability of Warrant Renegotiation and (v) Estimated Target Equity Value. The volatility reflects the anticipated implied volatility of the potential target company from the Company’s Business Combination over the Sponsor Warrants’
10-year
term. The Probability of Not Completing a Deal relates to the Company’s deadline to complete its Business Combination by the expiration of the Sponsor Warrants’ term. The Expected Time to Complete a Deal considers the Company’s timeframe to consummate a Business Combination with all necessary shareholder and Board approvals to be the midpoint of the
10-year
deadline. The Probability of Warrant Renegotiation is a discount based on the probability that the Sponsor Warrants will be restructured at the time of the Company’s Business Combination. The discount of 30% is representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed blank check company transactions. The Estimated Target Equity Value is the Company’s assumption of the total equity capital of the entity following its Business Combination. This assumption factors in the Company’s available capital at the time of the deal which is the estimated proceeds from the exercise of the SPARs and the Forward Purchase Agreements, and applies a multiplier to the Company’s available capital based on its observation of the median multiple between historical blank check companies’ available capital and the equity value of their eventual merger targets.
Note 7—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the September 30, 2023 balance sheet date up to the date that the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the Company’s announcement in its Form 8-K filed on October 31, 2023 that it had distributed 60,971,015 SPARs pursuant to the Registration Statement. The SPARs were verified by the SPAR Rights Agent at each DTC participant or registered owner on October 31, 2023. The effective date of such distribution was September 30, 2023 pursuant to the terms of the SPAR Rights Agreement.

-
1
6-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us”, “our” or the “Company” refer to Pershing Square SPARC Holdings, Ltd., and references to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, and including but not limited to statements regarding the Company or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Information concerning these and other factors can be found in the Company’s filings with the SEC, including those set forth in the Risk Factors section of the Company’s final Prospectus. Copies are available on the SEC’s website, www.sec.gov. In light of the significant uncertainties in forward-looking statements, you should not regard such statements as a representation or warranty that the Company will achieve its objectives and plans in any specified timeframe, or at all, and you should not place undue reliance on any forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, except as may be required by law.

Overview

We were incorporated as a Delaware corporation on November 3, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the exercise of our SPARs and the private placements of the Sponsor Shares, Sponsor Warrants, Forward Purchase Shares, or a combination of cash, stock and debt.

The issuance of additional shares in a Business Combination, including the Forward Purchase Shares:

•	may significantly dilute the equity interest that exercising SPAR holders would have otherwise obtained;

•	may subordinate the rights of holders of our Common Stock if preferred shares are issued with rights senior to those afforded our Common Stock;

•

could cause a change in control if a substantial number of ordinary or preferred shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our SPARs and, following our Business Combination, our Common Stock.

Similarly, if we issue debt instruments or otherwise incur significant debt to banks or other lenders or owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after our Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Common Stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Common Stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital, including through the exercise of our SPARs and the sale of Forward Purchase Shares, or to complete our Business Combination will be successful.

Results of Operations

All activities through September 30, 2023 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $6,855,946, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $2,270,951, (ii) non-cash loss related to compensation expense from the Advisor Warrants liability of $3,000,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $1,584,995. For the three months ended September 30, 2022, we had a net loss of $914,522 offset by interest income, which consisted solely of accounting, consulting, franchise tax, legal, printing, research, and other expenses totaling $914,523.

For the nine months ended September 30, 2023, we had a net loss of $10,679,278 offset by interest income, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $2,270,951, (ii) non-cash loss related to compensation expense from the Advisor Warrants liability of $3,000,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $5,408,329. For the nine months ended September 30, 2022, we had a net loss of $1,558,770 offset by interest income, which consisted solely of accounting, consulting, franchise tax, legal, printing, research, and other expenses totaling $1,558,771.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sale of $4,225,330 of Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in private placements. As of September 30, 2023, we had a cash balance of $30,344,662 in the operating account, after funding $5,001,000 to the Segregated Account. We will hold these funds in cash.

We will use these funds primarily to pay ongoing expenses and director compensation and to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We intend to use substantially all of the funds provided by the exercise of our SPARs to complete our Business Combination. To the extent that our capital stock or debt financing is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds from the exercise of SPARs, and any remaining proceeds from the sale of Forward Purchase Shares, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor may, but is not obligated to, purchase additional Sponsor Shares.

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing to complete our Business Combination if the cash consideration to be paid exceeds our capital available, including because a lower-than-expected number of SPAR holders choose to exercise their SPARs or because an insufficient amount of Additional Forward Purchase Shares are purchased. In such case, we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we may be forced to cease operations. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations as of September 30, 2023.

Critical Accounting Policies

The preparation of the unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Advisor Warrants Liability

The Advisor Warrants were issued at no cost to our advisory board members. Accordingly, we account for the Advisor Warrants under ASC 718 as the instruments were issued in connection with services provided towards our operations and potential Business Combination by the advisory board. The Advisor Warrants have a settlement feature whereby we or our Sponsor have the option to purchase the warrant from the holder upon the termination of their services for $1,000,000. The settlement feature results in liability classification at the Advisor Warrants repurchase price on grant date. Upon the consummation of our Business Combination (or vesting date), the outstanding liability will be measured at fair value.

Sponsor Warrants Liability

We account for the Sponsor Warrants pursuant to applicable guidance in ASC 480 and ASC 815-40, under which the Sponsor Warrants do not meet the criteria for equity treatment because the number of underlying Public Shares for which the Sponsor Warrants are exercisable is dependent upon the number of Public Shares outstanding immediately following the consummation of our Business Combination along with the amount of funds raised in connection therewith. Accordingly, the Sponsor Warrants’ fair value at initial measurement was recorded as a derivative liability, and subsequent changes in fair value will be reflected on the statement of operations at each reporting period. The fair value of the Sponsor Warrants is measured using a Black-Scholes option pricing model and the Sponsor Warrants’ classification will be re-assessed at the end of each reporting period.

SPARs and Forward Purchase Agreement Liabilities

We account for the SPARs and the Forward Purchase Agreements in accordance with the guidance contained in ASC 480 and ASC 815-40. Under this guidance, we have determined that the SPARs and the Forward Purchase Agreements do not meet the criteria for equity treatment and will be recorded as derivative liabilities. Upon issuance, we recorded the initial fair value of the SPARs and Forward Purchase Agreements as expenses because such instruments were distributed to parties other than shareholders and accordingly may not be recognized as dividends under ASC 505, Equity. These liabilities will subsequently be measured at fair value with changes in fair value reflected on the statement of operations at each reporting period. The classification of these instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurements (Topic 820); Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance on fair value measurements in Topic 820 of an equity security that is subject to contractual sale restrictions and which requires specific disclosures related to that security. This standard is effective for public entities for interim and annual periods beginning after December 15, 2023 and non-public entities beginning after December 15, 2024. We adopted ASU 2022-03 on July 1, 2023 as part of the valuation methodology of the Sponsor Warrants.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our Business Combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our Annual Report on Form 10-K for the year ended December 31, 2024. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus for our distribution of SPARs filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus filed with the SEC on September 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

Prior to the distribution, our Sponsor purchased 422,533 shares of common stock for an aggregate price of $4,225,330, or $10.00 per share. Additionally, on July 28, 2023, our Sponsor purchased Sponsor Warrants for an aggregate purchase price of $35,892,480. Concurrently with the distribution, we issued Advisor Warrants at no cost to our advisory board members. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Sponsor and each advisory board member is an accredited investor for purposes of Rule 501 of Regulation D under the Securities Act.

On September 29, 2023, we entered into a Forward Purchase Agreement with the Forward Purchasers (affiliates of Pershing Square Capital Management, L.P.) for an aggregate of $3.5 billion, a portion of which the Committed Forward Purchasers will be required to purchase, and the remainder of which the Additional Forward Purchaser may elect to purchase. The Committed Forward Purchasers will be obligated to purchase a minimum of $250 million of Public Shares if the Final Exercise Price is $10.00 per share, and a proportionately greater amount up to $1.0 billion at a Final Exercise Price of $40.00 per share or greater. The Additional Forward Purchaser will have the right, but not the obligation, to purchase, at the Final Exercise Price, the remainder of the $3.5 billion of Forward Purchase Shares that is not allocated to the Committed Forward Purchasers. These issuances will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Forward Purchasers are accredited investors for purposes of Rule 501 of Regulation D under the Securities Act.

No underwriting discounts or commissions were paid with respect to such unregistered sales.

For a description of the use of the proceeds generated from our distribution, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

(a) None.

(b) None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 29, 2023

3.2	Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s S-1/A filed July 28, 2023)

4.1(1)	SPAR Rights Agreement, dated as of September 29, 2023, between the Company and Continental Stock Transfer & Trust Company

4.2	Sponsor Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.5 to the Company’s S-1/A filed August 18, 2023)

4.3(1)	Advisor Warrant Agreement, dated as of September 29, 2023, between the Company and Continental Stock Transfer & Trust Company

10.1(1)	Registration Rights Agreement, dated as of September 29, 2023, among the Company and certain security holders

10.2(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and William Ackman

10.3(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Ben Hakim

10.4(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Michael Gonnella

10.5(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Steve Milankov

10.6(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Jennifer Blouin

10.7(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Kathryn Judge

10.8(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Linda Rottenberg

10.9(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Lisa Gersh

10.10(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Michael Ovitz

10.11(1)	Indemnity Agreement, dated as of September 29, 2023, between the Company and Jacqueline Reses

10.12(1)	Committed Forward Purchase Agreement, dated as of September 29, 2023, between the Company, and Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd.

10.13(1)	Additional Forward Purchase Agreement, dated as of September 29, 2023, between the Company and PS SPARC I Master, L.P.

10.14	Sponsor Warrant Purchase Agreement between the Registrant and Pershing Square SPARC Sponsor, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s S-1/A filed August 18, 2023)

10.15(1)	Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Lisa Gersh

10.16(1)	Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Michael Ovitz

10.17(1)	Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Jacqueline Reses

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2023.

Part III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2023	Pershing Square SPARC Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: November 8, 2023	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer