Form 10-K
period 2023-12-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2024-03-20
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act:

Subscription Warrants to Purchase Two Shares of Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, was: Not Applicable.

As of March 20, 2024 there were 422,533 shares of Common Stock, par value $0.0001, issued and outstanding.

Documents Incorporated by Reference: None

PERSHING SQUARE SPARC HOLDINGS, LTD.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report on Form 10-K (the “Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our Management Team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•
our ability to select an appropriate target business or businesses;
•
our ability to complete our business combination;
•
our expectations around the performance of the prospective target business or businesses;
•
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our business combination;
•
our Management Team and Investment Team members allocating their time to other businesses, and our directors and officers potentially having conflicts of interest with our business or in approving our business combination, as a result of which they would then receive expense reimbursements;
•
our potential ability to obtain additional financing to complete our business combination;
•
our pool of prospective target businesses;
•
the ability of our directors, managers and officers to generate a number of potential acquisition opportunities;
•
our public securities’ potential liquidity and trading, including the eligibility for quotation and the trading price of the SPARs;
•
the lack of a market for our securities; and
•
our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A of this Report entitled Risk Factors. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

•
“Additional Forward Purchase” are to the $2,500,000,000 to $3,250,000,000 of Public Shares that the Additional Forward Purchaser may elect to purchase, at the Final Exercise Price, pursuant to the Additional Forward Purchase Agreement;
•
“Additional Forward Purchase Agreement” are to the Additional Forward Purchase Agreement providing for the sale of Public Shares to the Additional Forward Purchaser, in a private placement occurring simultaneously with the closing of our business combination;
•
“Additional Forward Purchase Shares” are to the Public Shares issued pursuant to the Additional Forward Purchase Agreement;

•
“Additional Forward Purchaser” are to PS SPARC I Master, L.P., a Cayman Islands limited partnership that is managed by PSCM;
•
“Advisor Warrants” are to the warrants issued to our Advisors, which are exercisable, in the aggregate, for up to approximately 0.154% of the Public Shares outstanding as of the time immediately following our business combination, on a fully diluted basis, at an exercise price equal to 120% of the Final Exercise Price;
•
“Advisors” are to members of our Advisory Board;
•
“Affiliate Transferees” are to any entity that is managed by PSCM;
•
“Aggregate Additional Forward Purchase Amount” are to the remainder of the $3,500,000,000 of Forward Purchase Shares that is not allocated to the Committed Forward Purchase;
•
“Board” are to the board of directors of the Company;
•
“Business Combination Registration Statement” are to the post-effective amendment to our Registration Statement (or such other registration statement under the securities laws), that we will file with the SEC following entry into a Definitive Agreement, including any subsequent amendments thereto, which will contain a prospectus with information regarding the proposed transaction, including the number of SPARs distributed and are eligible for election as of the beginning of the SPAR Election Period, that will be distributed to SPAR holders once the Business Combination Registration Statement has been declared effective;
•
“Charter” are to our Third Amended and Restated Certificate of Incorporation;
•
“Closing” are to the consummation of our business combination;
•
“Closing Deadline” are to the date that is 10 months from the start of the SPAR Holder Election Period, at which time we will be required to return the funds held in the Custodial Account and liquidate our company if we have not abandoned or consummated our business combination prior thereto;
•
“Closing Period” are to the period immediately following the SPAR Holder Election Period in which we seek to consummate our proposed business combination, which will be 10 business days unless, in certain limited circumstances, the Closing Period is extended;
•
“Closing Period Extension” are to the additional period of time that our Board may provide (only in certain limited circumstances) in order for us to consummate our business combination, which will end no later than the Closing Deadline;
•
“Company,” “our company,” “we” or “us” are to Pershing Square SPARC Holdings, Ltd.;
•
“Committed Forward Purchase” are to the $250,000,000 to $1,000,000,000 of Public Shares that the Committed Forward Purchasers have committed to purchase, at the Final Exercise Price, pursuant to the Committed Forward Purchase Agreement;
•
“Committed Forward Purchase Agreement” are to the Committed Forward Purchase Agreement providing for the sale of Public Shares to the Committed Forward Purchasers, in a private placement occurring simultaneously with the closing of our business combination;
•
“Committed Forward Purchase Shares” are to the Public Shares issued pursuant to the Committed Forward Purchase Agreement;
•
“Committed Forward Purchasers” are to the Pershing Square Funds;
•
“Common Stock” are to our common stock, par value $0.0001 per share prior to the consummation of our business combination;
•
“Custodial Account” are to the interest-bearing account in which the SPAR exercise payments will be held;
•
“Definitive Agreement” are to the definitive agreement to be entered into with respect to our business combination;

•
“DGCL” are to the Delaware General Corporation Law;
•
“Disclosure Period Closing Conditions” are to all express closing conditions contained in the Definitive Agreement other than those that may only be satisfied as of a later date, and which we will seek to satisfy before the distribution of the Business Combination Registration Statement;
•
“Distribution” are to, collectively, the distribution of our SPARs, which was effective as of September 30, 2023, pursuant to our Registration Statement;
•
“Early Termination” are to the liquidation of our company in connection with the failure to consummate a business combination by the Closing Deadline;
•
“Election” are to the notices to be submitted by SPAR holders during the SPAR Holder Election Period of their offers to exercise their SPARs during the Closing Period, which are generally irrevocable;
•
“Elected SPARs” are to SPARs for which an Election has been submitted;
•
“Final Closing Conditions” are to the conditions for consummating our business combination that cannot be satisfied prior to the SPAR Holder Election Period, including: (i) the availability of necessary financing to consummate the transaction, (ii) that a material adverse change has not occurred and (iii) the “bring-down” of certain representations and warranties;
•
“Final Exercise Price” are to the exercise price of our SPARs, which will be at least $10.00 per Public Share, but may be increased at the time of, and will be disclosed in connection with, the public announcement of the Definitive Agreement and as to be set forth in the Business Combination Registration Statement;
•
“Final Exercise Proceeds” are to the aggregate amount of proceeds from the exercise of all SPARs at the Final Exercise Price;
•
“First Tranche Additional Forward Purchase” are to the right, but not the obligation, of the Additional Forward Purchaser to purchase up to the Maximum Additional Forward Purchase by written notice to us no later than five (5) business days prior to the execution of the Definitive Agreement;
•
“Forward Purchase” are to the up to $3,500,000,000 of Public Shares that the Forward Purchasers may purchase pursuant to the Forward Purchase Agreements;
•
“Forward Purchase Agreements” are to the Committed Forward Purchase Agreement and the Additional Forward Purchase Agreement;
•
“Forward Purchase Shares” are to the Committed Forward Purchase Shares and the Additional Forward Purchase Shares;
•
“Forward Purchasers” are to the Committed Forward Purchasers and the Additional Forward Purchaser;
•
“Management” or our “Management Team” are to our directors and officers;
•
“Materially Adverse Amendment” are to any amendment to our Charter or the Definitive Agreement, or any proposed amendment to the SPAR Rights Agreement, that in the good-faith, reasonable judgment of our independent directors, would have a materially adverse impact on SPAR holders;
•
“Maximum Additional Forward Purchase” are to the maximum number of Public Shares that may be collectively purchased pursuant to the First Tranche Additional Forward Purchase and the Second Tranche Additional Forward Purchase, which shall not exceed the quotient obtained by dividing (i) the Aggregate Additional Forward Purchase Amount by (ii) the Final Exercise Price;
•
“Minimum Exercise Price” are to the $10.00 per share minimum exercise price of our SPARs, which we may increase in connection with entry into the Definitive Agreement at our discretion;
•
“Pershing Square Funds” are to Pershing Square, L.P., a Delaware limited partnership, Pershing Square International, Ltd., a Cayman Islands exempted company, and Pershing Square Holdings, Ltd., a Guernsey company, which are funds managed by PSCM and are, collectively, the non-managing members of our Sponsor and the Committed Forward Purchasers;

•
“PSTH” are to Pershing Square Tontine Holdings, Ltd., a Delaware corporation, a special purpose acquisition company that was sponsored by an affiliate of our Sponsor and the Pershing Square Funds;
•
“Public Shares” are to the common shares of the surviving entity of our business combination, which, depending on the form our business combination takes, may be an entity other than our company;
•
“Reference Price” are to the exercise price per Public Share, equal to 120% of the Final Exercise Price (subject to adjustment), at which the Sponsor Warrants and Advisor Warrants are exercisable;
•
“Reference Shares” are to the number of shares equal to up to 4.95% of the outstanding Public Shares, on a fully diluted basis, as of the time immediately following the consummation of our business combination, into which the Sponsor Warrants are convertible, or up to 0.154% in the case of the Advisor Warrants;
•
“Registration Statement” are to our registration statement on Form S-1 (Registration No. 333-261376) with respect to the Distribution, which was declared effective by the SEC on September 29, 2023;
•
“SEC” are to the Securities and Exchange Commission;
•
“Second Tranche Additional Forward Purchase” are to, in the event that (i) the First Tranche Additional Forward Purchase is less than the Maximum Additional Forward Purchase and (ii) all SPARs issued and outstanding immediately prior to the commencement of the SPAR Holder Election Period are not elected to be exercised as of the end of the SPAR Holder Election Period, the right, but not the obligation, of the Additional Forward Purchaser to purchase up to an aggregate number of Public Shares, at the Final Exercise Price, equal to the product of (i) two (2) and (ii) the number of Unexercised SPARs;
•
“Segregated Account” are to a segregated account funded with at least $5,000,001 of the proceeds from the sale of the Sponsor Shares and the Sponsor Warrants, which will be held in cash;
•
“SPAR Holder Election Period” are to the 20-business-day period, following the satisfaction or waiver of the Disclosure Period Closing Conditions and the Business Combination Registration Statement becoming effective and being mailed to the holders of SPARs, during which time SPAR holders may submit an irrevocable notice of their election to purchase Public Shares upon consummation of our business combination;
•
“SPARs” are to the subscription warrants being distributed hereby, each exercisable for two Public Shares at the Final Exercise Price;
•
“SPAR Rights Agreement” are to the agreement between the Company and the SPAR rights agent, pursuant to which the SPARs were issued;
•
“Sponsor” are to Pershing Square SPARC Sponsor, LLC, a Delaware limited liability company;
•
“Sponsor Shares” are to the shares of Common Stock purchased by our Sponsor;
•
“Sponsor Warrants” are to the warrants purchased by our Sponsor in a private placement on July 28, 2023, which are exercisable, in the aggregate, for up to 4.95% of the Public Shares outstanding as of the time immediately following our business combination, on a fully diluted basis, at an exercise price equal to 120% of the Final Exercise Price;
•
“Unelected SPARs” are to SPARs for which an Election has not been submitted; and
•
“Unexercised SPARs” are to the number of issued and outstanding SPARs immediately prior to the SPAR Holder Election Period that are not elected to be exercised as of the end of the SPAR Holder Election Period.

PART I

Item 1. Business

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other business combination transaction with one or more businesses, which we refer to throughout this Report as our “business combination.”

Our Sponsor is managed by Pershing Square Capital Management, L.P. (“Pershing Square” or “PSCM”), a registered investment adviser under the Investment Advisers Act of 1940, as amended, and the members of our Sponsor are the Pershing Square Funds.

Pershing Square was established in 2003 and has demonstrated a strong track record of historical performance. The compound annual rate of return and cumulative total return (net of fees) of Pershing Square, L.P., the investment fund managed by Pershing Square with the longest track record, from its inception on January 1, 2004 to December 31, 2023, has materially exceeded that of its benchmark, the S&P 500 Index, over the same period.

In addition to Pershing Square, L.P., Pershing Square has managed three other investment funds, each of which (like Pershing Square, L.P.) has invested in various public securities over its period of operation. The compound annual rate of return and cumulative total return (net of fees) of two of these other funds have also materially exceeded that of the S&P 500 Index, while one fund has not exceeded the S&P 500 Index (in each case from the inception of such fund until its closing or as of December 31, 2023, as applicable). Pershing Square has also managed six co-investment vehicles and is currently managing one co-investment vehicle, each of which invested in a single, publicly traded company. The compound annual rate of return and cumulative total return (net of fees) of six of the co-investment vehicles materially exceeded that of the S&P 500 Index over their respective periods of operation, while one co-investment vehicle substantially underperformed the S&P 500 Index over its period of operation (in each case from the inception of such co-investment vehicle until its closing or as of December 31, 2023, as applicable).

Pershing Square has previously served as co-sponsor of Justice Holdings, Ltd., a special purpose acquisition company, and an affiliate of Pershing Square served as sponsor of Pershing Square Tontine Holdings, Ltd. (“PSTH”), which was also a special purpose acquisition company that did not enter into an initial business combination within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved. Justice Holdings, Ltd. raised approximately $1.5 billion in its initial public offering (including a $458 million investment by funds managed by Pershing Square), and subsequently merged with Burger King Worldwide Inc., and later, Tim Hortons, to form Restaurant Brands International Inc. Pershing Square, through certain of the funds it manages, remains the second-largest investor in Restaurant Brands International Inc. The stock of Restaurant Brands International, Inc. has generated a compound annual total shareholder return of 17% since its merger with Justice Holdings, Ltd. in 2012 (as of December 31, 2023).

PSTH raised $4.0 billion in its initial public offering, which was consummated on July 24, 2020. PSTH did not consummate a business combination and, in July 2022, returned the funds held in its trust account to its stockholders. The performance of Justice Holdings, Ltd. or PSTH is not indicative of whether we will be able to enter into and consummate a business combination.

Our Management Team is led by William A. Ackman, our Chairman and Chief Executive Officer, who will work closely with the PSCM investment team (the “Investment Team”) and the other employees of, and resources available to, PSCM to fulfill our corporate mission. Mr. Ackman has spent 30 years in the investment management industry, with 20 years as CEO of PSCM. PSCM’s investment strategy involves the purchase of large minority stakes in high-quality, large capitalization, growth companies during periods when they have underperformed their potential. By working with management teams and boards of directors, PSCM has assisted its portfolio companies in creating substantial long-term value.

The Investment Team is comprised of eight investment professionals, seven of whom have tenures at Pershing Square of four to 18 years, who prior to Pershing Square, served in analyst and associate roles at Apollo, Blackstone, KKR, Goldman Sachs, Hellman & Friedman and Warburg Pincus. PSCM has 30 other accounting, legal, finance, and technology professionals who will support our company on an as-needed basis.

We are not a special purpose acquisition company, or “SPAC.” Our company, which we refer to as a “special purpose acquisition rights company,” or “SPARC,” differs from a conventional SPAC in important respects. We believe that this SPARC structure, combined with the Sponsor Warrants and Advisor Warrants, makes our company substantially more favorable to investors and potential business combination partners, and is more protective of investors. We believe that the SPARC structure provides many of the same benefits and opportunities to public investors as a conventional SPAC, but improves substantially upon SPACs in the following ways:

1.
Opt-In Structure:
•
In our company, investors opt in to the business combination if they view it favorably, whereas, in a SPAC, investors must opt out if they disapprove of the business combination.
•
In a conventional SPAC, investors contribute funds to the SPAC at the initial public offering (“IPO”) before a business combination is identified, based largely on the expected performance of the SPAC’s investment team. In our company, investors will contribute funds only after we have entered into a Definitive Agreement and provided comprehensive public disclosures regarding the transaction.
•
Investors in a SPAC, after a business combination is announced, can vote against the transaction and/or redeem their shares, or they may sell their shares. SPAC stockholders may inadvertently invest in a business combination if they do not exercise their opportunity to redeem.
•
Investors in our company must take affirmative steps in order to participate in our business combination if they view it favorably, (and therefore can’t invest unintentionally) and can otherwise sell or decline to exercise their SPARs.
2.
Reduced Opportunity Cost:
•
We will not hold investors’ funds while we search for and negotiate a business combination. We believe this structure, by not requiring a commitment of capital up front, better achieves a primary purpose of SPACs in capital markets—increasing public investors’ access to private companies at the time they go public.
•
For up to three years following a SPAC’s IPO, while the SPAC searches for a business combination partner, its investors bear the opportunity cost of not being able to make other investments with their funds. SPAC investor funds are held in a trust account for the life of the SPAC or until a business combination is consummated, earning interest at the then-current rate of short-term U.S. Treasury obligations.
•
We will hold investor funds in an interest-bearing Custodial Account only during the period between the holders submitting exercise payments and Closing (which we expect will be no more than 30 business days, and will not exceed 10 months).
3.
Flexible Capital Raise:
•
Our company will first identify the most attractive business combination that fits our criteria, and then determine the amount of capital we will raise. If we require more capital than we would raise at the Minimum Exercise Price, we will set a higher Final Exercise Price and offer public investors the opportunity to provide that capital, rather than seeking private capital.
•
A SPAC must determine the amount of public capital it will need before it has identified a business combination partner. If the SPAC pursues a transaction that requires additional capital, it must raise those funds from private investors (i.e., debt financing or a PIPE), the terms of which could be unfavorable to public investors and target company stockholders.

•
Our flexible capital raise will enable us to pursue a broader range of transactions, with respect to both the size of the potential target company and the ownership interest we will hold in the post-combination company. We believe this will increase the likelihood of identifying an attractive business combination, and enable us to identify a business combination partner more quickly.
4.
Substantially Reduced Deadline Pressure:
•
Our company will have up to 10 years from the time our SPARs were first distributed (that is, until September 30, 2033) to consummate our business combination. A SPAC is required to consummate a business combination within, at most, three years of its IPO.
•
As a SPAC’s deadline approaches, potential target companies may gain negotiating leverage, and the sponsor, at risk of losing its entire investment, may be more willing to accept a transaction on terms that are unattractive to public stockholders. SPACs with shorter deadlines must seek stockholder approval for an extension, which it may fail to obtain. SPACs may also face deadline pressure as they run out of working capital to fund their search process.
•
Until we approach September 30, 2033 (at which time the SPARs will expire), we will face no deadline pressure to enter into a business combination. We believe that this improved negotiating position will assist us in completing a transaction on more favorable terms than might be the case if our company had a shorter life, and potentially enable us to do so more promptly if, as a result, a greater number of potential transactions meet our financial criteria. We will also be able to conduct a substantially longer search process for a business combination partner, if necessary.
•
Our Sponsor has made an initial investment of approximately $40.1 million, giving us substantially more working capital than is available to most SPACs. Our Sponsor will be incentivized to provide us with additional capital if necessary in order to consummate a business combination, as it would otherwise potentially lose its entire investment. This further reduces the likelihood of facing deadline pressure, and will also provide us with the resources to conduct thorough due diligence on potential business partners.
5.
Better Sponsor and Public Investor Alignment – No Conventional Sponsor Promote:
•
On July 28, 2023, our Sponsor purchased the Sponsor Warrants for an aggregate purchase price of $35,892,480. The transaction price of the Sponsor Warrants was determined by the Company, in consultation with a third-party, nationally recognized valuation firm, based on its fair value as of the previous month-end. The valuation firm reviewed and discussed with us our methodology, procedures and assumptions for valuing the Sponsor Warrants. The value of the Sponsor Warrants was determined using the Black-Scholes option pricing model, subject to additional valuation adjustments reflecting certain volatility assumptions, the risk of a transaction not being consummated and other factors.
•
Our Sponsor Warrants will only be profitable if the post-business combination company has significant, long-term appreciation in value—in order to exercise the Sponsor Warrants, the share price of the post-combination company must be at least 20% above the Final Exercise Price paid by our SPAR holders. Our Sponsor is generally not able to transfer or sell the Sponsor Warrants, or any shares issued upon conversion, until three years after our business combination. Accordingly, the PSCM Investment Team is strongly incentivized to maximize our Sponsor’s investment by identifying a target company that will appreciate in value over the long term.
•
Affiliates of our Sponsor will invest a minimum of $250.0 million, and up to $3.5 billion, in our business combination at the same Final Exercise Price, and subject to the same terms, as our public investors. Our Sponsor and its affiliates will not have an opportunity to profit unless our public investors also have an opportunity to profit.

•
SPAC sponsors may have an incentive to complete a business combination even if its public investors would potentially lose money. SPAC sponsors typically obtain a 20% share of the SPAC’s pre-business combination stock at a nominal price (the “sponsor promote”), and provide a certain amount of at-risk capital by purchasing SPAC warrants. In a business combination where public investors lose money, the sponsor promote could still be worth multiples of the price paid. For example, if 50% of public stockholders redeemed their shares and the post-combination company declined in value by 50%, the sponsor would still hold the same number of shares that it initially purchased, and the sponsor promote would be worth several times more than the price paid by the sponsor for its promote shares and warrants (assuming no renegotiation of the sponsor’s interest).
6.
Less Dilutive to Public Investors and Stockholders of a Business Combination Partner:
•
Our Sponsor Warrants and Advisor Warrants will not be dilutive to our investors until the post-combination company’s share price increases by 20% above the Final Exercise Price paid by our SPAR holders. As the share price of the post-combination company increases, the maximum dilution to our stockholders and to stockholders of our business combination partner from our Sponsor Warrants approaches a limit of 4.95%.
•
Investors in a conventional SPAC face immediate dilution of 20.0% as a result of the customary sponsor promote, and will face greater dilution to the extent that other public investors redeem their shares. Further, sponsor promote shares typically have anti-dilution protection—if the SPAC raises equity financing, additional shares may be issued to the sponsor at no cost in order to maintain its 20.0% interest in the SPAC.
•
A SPAC sponsor promote will also dilute stockholders of the business combination partner if they remain as investors in the post-combination company. This may reduce the willingness of target stockholders to support a proposed transaction, or increase the price at which they are willing to conduct a transaction.
•
Most SPACs issue IPO Warrants to the public to encourage participation in their IPO. These IPO Warrants, if exercised, are dilutive to the post-combination company, and may make the SPAC less attractive to IPO investors and market participants, and to potential business combination partners. We are not issuing conventional warrants to public stockholders.
•
In a business combination with our company in which the target company stockholders held 80% of the post-combination company, their ownership would be reduced to 78.3% as a result of the exercise of our Sponsor Warrants at a fair market value that is double the Final Exercise Price (a dilutive impact of 2.1%). As a result, potential business combination partners may determine that our structure presents a lower risk of dilution to its stockholders as compared to a conventional SPAC.
7.
More Efficient Capital Structure:
•
We did not conduct an underwritten offering in connection with the distribution of our SPARs, and accordingly did not bear underwriting expenses. We expect that 100% of the public’s investment in our company will be available to finance our business combination.
•
In a typical SPAC, a maximum of 96.5% of the public’s investment is available to finance the business combination as a result of underwriting fees. This is because a deferred underwriting fee, equal to 3.5% of the IPO proceeds, is paid at the time of the business combination using the funds remaining in the trust account after redemptions.
•
SPAC investors also bear the costs of the up-front underwriting fee (2.0% of IPO proceeds) and of operating the SPAC, which are funded through the sale of potentially dilutive warrants to the sponsor.
•
Our Sponsor provided working capital by purchasing the Sponsor Shares, which are structured so that our Sponsor will have paid the same per-share price for its Public Shares that exercising SPAR holders will pay, and the Sponsor Warrants, the exercise of which will be profitable only if the share price of the post-combination company is at least 20% above the Final Exercise Price.

•
Because we will benefit from the resources of Pershing Square, which are being provided to us at no cost, we expect that our operating expenses will be substantially lower than that of many SPACs.

8.
Increased Deal Certainty:
•
Guaranteed Stockholder Approval: SPAC business partners face a risk that the SPAC will not obtain stockholder approvals necessary to approve a business combination. Because our Sponsor will be our sole stockholder, we will be able to provide a potential target company with certainty that our company will be authorized to consummate a business combination.
•
Early Satisfaction of Closing Conditions: Before our SPARs become exercisable, we will seek to satisfy substantially all closing conditions, such as regulatory approvals, that can be satisfied in advance of the Closing.
•
Substantial Committed Capital: Upon entry into the Definitive Agreement, we will announce the size of the Forward Purchase—a minimum of $250.0 million to $1.0 billion depending on the Final Exercise Price, and up to a total of $3.5 billion. SPACs typically do not have a definitive capital commitment, and their ability to consummate a transaction may depend on the availability of third-party financing on suitable terms. We believe this substantial committed capital not only provides SPAR holders and potential business combination partners with certainty as to our ability to consummate a transaction, but also provides a signal of our Sponsor’s commitment and financial incentive to doing so on attractive terms.

We intend to pursue business combination opportunities with private, large capitalization, high-quality, growth companies, including family owned companies, and will also consider carve-out transactions with large capitalization public or private companies. Our primary intention is to enter into a business combination that results in our stockholders owning a minority interest in the resulting entity. However, we will also consider potential business combination partners with lower market capitalizations and transactions in which our stockholders would own a majority interest, provided that our other acquisition criteria are met, and we believe such a transaction would be in the best interests of our stockholders. We will use PSCM’s substantial experience in identifying, analyzing and determining business quality and the sustainable competitive advantages of a target company, as well as PSCM’s due diligence and negotiation expertise.

We believe that our unique SPARC structure will help facilitate the completion of a transaction on attractive terms. We believe that we have several competitive advantages not only when compared to a conventional SPAC, but also when compared to other sources of equity capital, such as private equity, growth equity and hedge funds. We have these competitive advantages because of the combination of the amount of committed capital we will be able to provide, our low cost of capital, our ability to give a private company access to the public equity markets and better alignment of our Sponsor’s interests with those of public stockholders and the stockholders of a potential business combination partner.

We believe that the amount of committed capital that the Forward Purchasers (affiliates of our Sponsor) will provide in connection with our business combination will provide potential business combination partners with greater certainty that we will have sufficient capital to complete a transaction. The Committed Forward Purchasers are obligated to purchase $250.0 million of Forward Purchase Shares at the Minimum Exercise Price, and a proportionately greater amount at higher exercise prices, up to a limit of $1.0 billion at a Final Exercise Price of $40.00 per share or greater. The Additional Forward Purchaser will have the right, but not the obligation, to purchase (the “Additional Forward Purchase”), at the Final Exercise Price, the remainder of the $3.5 billion of Forward Purchase Shares that is not allocated to the Committed Forward Purchase (such amount, the “Aggregate Additional Forward Purchase Amount”). The Additional Forward Purchaser may exercise the Additional Forward Purchase, at its election, in one or two tranches (each, the “First Tranche Additional Forward Purchase” and the “Second Tranche Additional Forward Purchase”, respectively), each of which would be effectuated at the Final Exercise Price and at the time of the consummation of our business combination, provided that in no event will the number of Public Shares purchased pursuant to the First Tranche Additional Forward Purchase and the Second Tranche Additional Forward Purchase collectively exceed the quotient obtained by dividing (i) the Aggregate Additional Forward Purchase Amount by (ii) the Final Exercise Price (the “Maximum Additional Forward Purchase”). The Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the First Tranche Additional Forward Purchase, in an amount up to the Maximum Additional Forward Purchase, by written notice to us no later than five (5) business days prior to the execution of the Definitive Agreement. In the event that (i) the First Tranche Additional Forward Purchase is less than the Maximum Additional Forward Purchase and (ii) all SPARs issued and outstanding immediately prior to the commencement of the SPAR Holder Election Period are not elected to be exercised as of the end of the SPAR Holder Election Period, then the Company shall promptly notify the Additional Forward Purchaser of the number of such issued and outstanding SPARs that were not elected to be exercised (the “Unexercised SPARs”) and the Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the Second Tranche Additional Forward Purchase no later than five (5) business days after such notice, in an amount up to the aggregate number of Public Shares, at the Final Exercise Price, equal to the product of (i) two (2) and (ii) the number of Unexercised SPARs. We believe that the Forward Purchase Agreements will make a transaction with our company attractive to a large capitalization, high-quality private company.

Following the exercise of our SPARs, we believe we will likely have one of the largest amounts of capital of any company formed for the purpose of carrying out a business combination. The table below illustrates the amount of committed equity capital we will have available for use in our business combination, assuming the exercise of all SPARs outstanding as of December 31, 2023 at the indicated Final Exercise Price. No minimum amount of SPARs are required to be exercised and there can be no guarantee that any SPARs will be exercised.

	Equity Capital Available for Business Combination
Final Exercise Price	Final SPAR Proceeds		With Committed Forward Purchase		With Maximum Additional Forward Purchase
$10.00	$1.2	B	$1.5	B	$4.7	B
$15.00	$1.8	B	$2.2	B	$5.3	B
$20.00	$2.4	B	$2.9	B	$5.9	B
$25.00	$3.0	B	$3.7	B	$6.5	B
$50.00	$6.1	B	$7.1	B	$9.6	B
$75.00	$9.1	B	$10.1	B	$12.6	B

We believe that a substantial majority of other investors in private companies, such as hedge funds and private equity funds, are not prepared to (or are not able to) deploy this amount of cash in the acquisition of a minority interest in a company. As a result, we believe we will be one of the larger sources of cash equity capital for a private, single-company, minority investment. In addition, while comparably sized or larger investment funds generally seek to acquire controlling or 100% interests in a company, we are willing to execute a transaction in which our stockholders will, upon consummation of the business combination, own a minority stake in a large capitalization company. We believe the price at which we can, through a business combination, acquire a minority interest in a large capitalization, high-quality business, without the need to pay a control premium, will enable us to complete a business combination on attractive terms. While we believe it is more likely that we will pursue a business combination in which our stockholders will own a minority interest in the post-combination company, we may pursue a business combination in which we purchase a controlling interest in a company, resulting in our stockholders owning a majority interest. We are open to considering control transactions in which, as a result of our large amount of equity capital and the limited (if any) antitrust risks of a transaction with our company, we would have a competitive advantage over other financial or strategic buyers.

We believe our company also presents several advantages to conducting an IPO. The nature of the IPO process—whereby the pricing, the ultimate terms of the offering, and even whether or not the offering can be completed remain unknown until the day of pricing of the offering—makes the IPO process inherently uncertain and risky. We believe that this uncertainty and risk, along with the upfront expenses and significant time required to pursue an IPO can discourage many large, private companies from attempting to execute public offerings. The IPO market is also highly cyclical. In unfavorable market conditions like those occurring currently, low valuations and limited investor demand can result in a long period in which an IPO is unattractive or not possible. In a negotiated transaction, a private company seeking to raise capital or obtain liquidity may be able to find a transaction partner that values the company’s business more favorably than would public investors at a time of negative market sentiment.

Becoming “IPO-ready” can be time-consuming and costly for a company, even before it makes its first public filing. For example, a company may have detailed financial statements, but not in the form required for public filings with the SEC. The preparation and auditing of these financial statements may take several months. In a negotiated transaction, however, many of the steps to becoming “public company ready” can be carried out in parallel with the deal process, provided that sufficiently detailed and accurate information is available for due diligence.

In addition, during the IPO process, a private company faces the risk of negative developments and unfavorable market conditions that can significantly reduce the proceeds of the offering below the amount sought, or cause the offering to be delayed or even abandoned. The amount of capital and the valuation a company will receive in its IPO may be uncertain up until the day of pricing. Companies face a risk of underpricing, as reflected in the immediate post-IPO “pop” in stock price many companies experience, and a risk of overpricing that results in the IPO being resized or repriced, or the stock trading downwards. Companies have an incentive to avoid the negative market signal sent by an unsuccessful IPO, which may result in pricing the offering lower, and potentially foregoing a larger capital raise and/or higher valuation.

The IPO process also limits the information a private company can provide to its investors. In addition to the “quiet period,” in which companies are restricted from certain communications with potential investors and may have limited ability to respond to unfavorable coverage (or to convey positive developments), a company may be unable or reluctant to share certain information with public investors. In our due diligence and negotiation process, under a non-disclosure agreement, we may be able to obtain certain confidential or proprietary information or other detailed information of particular relevance to our valuation process, and would be able to engage with the company’s management to develop a deeper understanding of its performance and plans. Through a negotiated transaction with our company, a business combination partner could obtain not only the certainty of a mutually agreed valuation, but also a potentially more favorable valuation that reflects a more comprehensive evaluation of its business than it may be able to obtain through the IPO process.

We also believe that we can enable a private company to become public in a more capital-efficient manner than in an IPO or a SPAC. We are not conducting an underwritten SPAC offering, which typically carries fees of 5.5% of the amount of public capital raised, with 2.0% funded by the sale of SPAC warrants to the sponsor, and 3.5% paid out of funds raised from public investors. A typical SPAC will only be able to contribute a maximum of 96.5% of its public capital (and a lower percentage to the extent there are redemptions) to finance its business combination. Instead, we have directly distributed our SPARs to the stockholders and warrant holders of PSTH, and expect that 100% of the capital we raise from public investors will be available to finance our business combination.

Our company also does not have a conventional “sponsor promote,” which can substantially dilute stockholders of the private company. The Sponsor Shares and the Forward Purchase Shares will be purchased at the same per-share price that SPAR holders pay for their Public Shares. Our Sponsor Warrants and Advisor Warrants will not be dilutive until the share price of the post-combination company increases by 20% above the Final Exercise Price, and the maximum dilutive impact upon conversion of the Sponsor Warrants approaches 4.95% (or 5.104%, including the Advisor Warrants) in transactions that produce enormous value for our stockholders.

We believe that a large capitalization, private company will find the price certainty of a negotiated transaction with our company to be more attractive than an IPO. Through a business combination, we will be, in effect, facilitating the IPO of a large private company, enabling a private business to avoid the costs and risks associated with the traditional IPO process.

Potential business combination partners may also identify drawbacks to a business combination with our company. The amount of capital we will have available to finance our business combination will depend in part on the number of SPARs that are exercised. We believe that the capital uncertainty arising from non-exercising holders of SPARs is comparable to the risk that investors in a conventional SPAC will redeem their shares. We note that, because exercising a SPAR requires taking affirmative steps, there is a risk that SPARs are not exercised by holders who would have otherwise intended to do so. We believe this is a positive, investor-protective attribute of our structure, and will seek to mitigate that risk through public disclosures and communications to SPAR holders. Generally, we believe this capital risk is reduced by (i) the substantial amount of capital from our Forward Purchasers, a minimum of $250.0 million to $1.0 billion, and up to $3.5 billion, and (ii) the minimally dilutive nature of our capital structure. In addition, we will be able to provide certainty with respect to stockholder approval of a transaction, as any necessary approvals will be provided by our Sponsor in its capacity as our sole stockholder.

A business combination partner may also consider the possibility that our Forward Purchase will cause us to forego an opportunity to raise capital on more attractive terms. The Committed Forward Purchasers will be obligated to purchase, and we will be obligated to sell, at least $250.0 million and up to $1.0 billion of Public Shares at the Final Exercise Price, and the Additional Forward Purchaser may choose to purchase, and we would be obligated to sell, additional Public Shares up to an aggregate Forward Purchase of $3.5 billion of such shares. If third-party investors were willing to purchase shares at a higher price, it is possible we would not be able to take advantage of this opportunity to the extent our capital needs for the transaction were satisfied by the Forward Purchase. However, the Committed Forward Purchase also protects against the “downside” risk faced by a SPAC—the risk of seeking third-party equity financing and only being able to obtain such funds on unattractive or dilutive terms, if at all. This risk has been particularly significant for SPACs over the past year, as unfavorable market conditions have resulted in high redemptions and greater difficulty in securing PIPE financing. In addition, prospective SEC regulations of SPACs could, among other things, decrease the willingness of investment banks to participate in raising PIPE capital.

Private companies face a similar evaluation of upside versus downside risk in considering an IPO relative to a negotiated transaction—business and market conditions may improve in the time leading up to an IPO. However, as described above, this possibility is paired with a significant risk of negative outcomes. Compared to a SPAC transaction or an IPO, potential business combination partners may find the capital certainty presented by the Forward Purchase and the valuation certainty of a negotiated transaction price to be more valuable than the possibility of any foregone upside.

On balance, we believe that going public through a business combination with our company is likely to be attractive to potential business combination partners.

We believe that our structure and committed capital and Pershing Square’s track record and experience in aiding the growth of companies will make us particularly attractive to certain types of companies:

Mature Unicorns. Over the past decade, numerous high-quality, venture-backed businesses have achieved significant scale, market share, competitive dominance and cash flow—we call these companies “Mature Unicorns.” Many of these companies have chosen to remain private, as there has been, until recently, limited pressure from their investors for liquidity, and large amounts of growth capital available from investors, mutual funds and hedge funds. Over the time period in which we will be searching for a business combination partner—up to 10 years—we expect that conditions in equity markets, including the stock market and private or growth equity markets, will fluctuate. As a result, the relative attractiveness of an IPO, the amount of funding available from private equity sources, and demands for liquidity from investors may change significantly. While we are not completely isolated from such factors, we believe there will be periods in which we are particularly well-positioned, as compared to other sources of equity capital, to offer a potential business combination partner with needed financing, liquidity and an efficient path to becoming a publicly traded company. We believe this is particularly true in the current market environment—with SPACs (including the post-combination public companies resulting from SPAC mergers) performing extremely poorly, with the stock market indices suffering substantial declines and the traditional initial public offering market being effectively shut down, we believe our company may present an attractive alternative for a private company to go public.

Carve-Out Transactions. We believe that we are well-positioned to facilitate a “carve-out” transaction, in which we enter into a business combination with a large, high-quality subsidiary of a private or public company. For a private company, the process of taking a subsidiary public would present the same risks and challenges of an IPO. A public company considering a “spin-off” transaction would also have many of the same concerns as a company considering an IPO, including pricing uncertainty. A transaction with our company would provide valuation certainty, greater capital efficiency, a potentially shorter timeline, immediate liquidity and the advantages of PSCM’s experience and ability in identifying talented executives to aid a newly public company’s growth as a stand-alone entity.

Family Owned Businesses. Large, family owned companies are likely to have multiple distinct lines of business that are well-suited to operating as independent companies. Compared to other private companies, a family owned business may have unique reasons to go public, such as the liquidity needs of the family, succession planning, or a desire to step back from the active management of a growing and increasingly complex business. A transaction with our company provides the same advantages discussed immediately above, as well as the benefit of PSCM’s expertise in navigating the often complex corporate restructuring involved in transactions with family owned companies.

Private Equity-Owned Businesses. Private equity funds invest in companies for a finite time period, by the end of which they must exit the investment in order to return funds to investors. Most frequently, this exit takes the form of an IPO or a sale to another private equity firm. A transaction with our company would provide a private equity firm with the liquidity it seeks, potentially more quickly than it could obtain through an IPO, and with certainty as to the valuation of the transaction. In addition, to the extent that we are able to influence the management of the post-combination company through our ownership and/or board representation, both the seller and the target company would stand to benefit from our expertise in identifying talented executives and experience in aiding the growth of companies.

Control Transactions. Because of our ability to scale up the size of our capital raise, we believe we would be able to acquire a majority interest in a large, privately-owned corporation (i.e., valuations above $25.0 billion). Other sources of capital, such as private equity funds, are generally not able to raise capital for a transaction of that size. Potential “strategic acquirers” of such companies face antitrust risks that can substantially delay or even prevent such a transaction from occurring, or require complex restructuring and the divestment of certain assets. A large privately-owned company that seeks to raise additional capital may find a business combination with our company to be a more viable means of doing so.

We intend to source business combination opportunities through Mr. Ackman’s and PSCM’s extensive relationship network of private business owners, public and private company executives and board members, venture capital fund managers, private equity and debt fund managers, investment bankers, ultra-high net worth families and their advisors, commercial bankers, attorneys, management consultants, accountants and other transaction intermediaries. We believe that this approach, augmented by the relationships and experience of our directors, will generate a substantial number of potential transaction alternatives that will create significant value for our stockholders.

Our Business Strategy

Our business strategy is to identify and complete a business combination that creates substantial long-term value for our stockholders. We will seek target companies that demonstrate the characteristics set out under “Our Acquisition Criteria” below. We believe our Investment Team’s operational, financial and transaction experience across economic cycles and broad networks of relationships, along with our deep understanding of the equity and debt capital markets, will allow us to effectively and efficiently identify and evaluate potential opportunities for our business combination.

We will consider companies in a wide range of industries, but generally will seek to acquire a simple, high-quality, high-return on capital business that generates predictable growing cash flows that can be estimated within a reasonable range over the long term. We will prefer targets that have low sensitivity to macroeconomic factors, with minimal commodity exposure and/or cyclical risk. We are willing to accept a high degree of situational, legal, and/or capital structure complexity in a business combination if we believe that the potential for reward justifies this additional complexity, particularly if these issues can be resolved in connection with and as a result of a combination with us.

To achieve a successful business combination, our Investment Team will leverage its experience to identify a company with a strong competitive position that can benefit from being a public company in the execution of its growth and value-creation strategy. We believe our scale and structure, coupled with our Investment Team’s background and experience, will make us an attractive partner for high-quality management teams and owners.

Our Acquisition Criteria

Consistent with our core investment principles and business strategy, we expect to identify high-quality companies that have a number of the characteristics enumerated below. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to complete our business combination with a target business that does not meet all of these criteria. We will seek to acquire companies that have the following characteristics:

•
Simple, predictable, and free-cash-flow-generative. We will generally seek companies with a proven track record of growth and free cash flow generation, and predictable future financial performance that we expect will generate strong, sustainable growth in cash flows over the long term—however, we are open to considering a company that may, at the time of the business combination, be cash-flow negative, if we believe that the business’s cash flow will become positive within a reasonable amount of time;
•
Formidable barriers to entry. We will seek companies that have long-term sustainable competitive advantages, significant barriers to entry, or “wide moats,” around their business, and low risks of disruption due to competition, innovation or new entrants;
•
Limited exposure to extrinsic factors that we cannot control. We will seek companies that are not materially affected by macroeconomic factors, commodity prices, regulatory risks, interest rate volatility and/or cyclical risk;
•
Strong balance sheet. We will seek companies that are conservatively financed relative to their free-cash-flow generation, after taking into consideration the de-leveraging effects of the business combination;
•
Minimal capital markets dependency. We will seek companies that can benefit from being a public company with broader access to the capital markets and greater governance, but will prefer companies that are not highly reliant on the capital markets to operate and grow their businesses;

•
Large capitalization. We will seek companies with large enterprise values and significant long-term growth potential that will be likely candidates for inclusion in the S&P 500 index;
•
Attractive valuation. We will seek companies at an attractive valuation relative to their long-term intrinsic value; and
•
Exceptional management and governance. We will seek companies that have trustworthy, talented, experienced, and highly competent management teams. These companies may be led by entrepreneurs who are looking for a partner with our expertise to execute on the next stage of their growth. For target companies that require new management, we will leverage PSCM’s experience in identifying and recruiting new management.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our Management and our Investment Team may deem relevant. If we decide to enter into our business combination with a target business that does not substantially meet the above criteria and guidelines, we will disclose that the target business does not substantially meet the above criteria in our communications to holders of our SPARs related to our business combination, which, as discussed in this Report, would be in the form of a Business Combination Registration Statement that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a detailed due diligence review of the issues that we deem important in order to determine a company’s business quality and estimate its intrinsic value. That due diligence review will include, among other things, financial statement analysis, detailed document reviews, meetings with incumbent management and employees, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional financial, legal and other information that we will seek to obtain as part of our analysis of a target company.

Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. In addition, we have an Investment Team comprised of eight members, who are employed by PSCM. We believe our Investment Team members will be able to allocate their duties to us and to PSCM (including for this purpose any acquisition companies sponsored by affiliates of PSCM now or in the future) amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process. In addition, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our business combination.

Our affiliate, PSCM, manages or advises several funds. PSCM and its affiliates may, in the future, sponsor acquisition companies with whom we could potentially compete. PSCM and its affiliates may form and manage other investment vehicles investing in public or private companies at any time prior to the announcement of our business combination, including, but not limited to, private or public investment vehicles that may invest side-by-side with our company. In any of the foregoing circumstances, a conflict of interest may arise. To the extent any such conflicts arise, we cannot guarantee that they will be resolved in our favor.

However, except for the foregoing, we do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target, because we intend that our acquisition target will be a large capitalization, privately-owned company, and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities).

Each of our directors and officers currently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Neither the affiliates of our Sponsor nor members of our Management Team who are employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Accordingly, in the future, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Any presentation of such opportunities to entities other than us, or affiliates of our Sponsor, may present additional conflicts.

Business Combination

Our Charter requires that our business combination must be with one or more operating businesses or assets with a fair market value, at the time of signing the Definitive Agreement, equal to at least 80% of the total amount of proceeds that would be raised from the exercise of all SPARs at the Final Exercise Price. We refer to this as the “80% of net assets test.” If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if it is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our Board determines that outside expertise would be helpful or necessary in conducting such analysis. Any such opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to SPAR holders, unless we would be required to do so under applicable law.

We anticipate structuring our business combination so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target business, our stockholders may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target business and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business. In this case, we would acquire a 100% controlling interest in the target business. However, as a result of the issuance of a substantial number of new shares, our stockholders could own less than a majority of our issued and outstanding shares subsequent to our business combination.

The size of the interest we expect our stockholders to hold in the post-combination company could be impacted by a number of factors, including the structure of our business combination and the form of consideration we pay to acquire the target business, the size of the target business, the relative valuations ascribed to the target and us in the business combination and the potential dilutive effect of our Sponsor Warrants and Advisor Warrants. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our SPARs

We distributed our SPARs at no cost to the former holders of the Class A common stock of PSTH and former holders of the distributable redeemable warrants of PSTH, based on ownership as of July 25, 2022, the final date on which PSTH securities traded. One SPAR was distributed in respect of every four shares of PSTH Class A common stock then outstanding, and one SPAR was distributed in respect of every two distributable redeemable warrants then outstanding. We have not issued fractional SPARs, no cash was paid in lieu thereof, and any fractional amount was rounded down to the nearest whole number. As of December 31, 2023, the Rights Agent verified the SPARs position at each Depository Trust Company ("DTC") participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding, a change of 284 from the 60,971,015 SPARs issued and outstanding as of September 30, 2023. The change reflects the issuance since that date of 284 SPARs to certain registered holders of PSTH common stock as of July 25, 2022 which were not reflected in the records of DTC. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

The SPARs will each be exercisable for two Public Shares at a minimum exercise price of $10.00 per share ($20.00 in total). Each SPAR may only be exercised in full, for two Public Shares, and cannot be exercised in part. In connection with a proposed business combination, we may decide to seek a greater amount of capital from public investors, in which case we may increase, but not decrease, the exercise price of our SPARs. If we decide to increase the per-share exercise price of our SPARs, we will publicly announce such increase at the time we announce that we have entered into a definitive agreement with respect to our business combination (the “Definitive Agreement”). We refer to the $10.00 SPAR exercise price per share as the “Minimum Exercise Price” and to the publicly announced final exercise price as the “Final Exercise Price.” The total proceeds from the exercise of all SPARs issued and outstanding at December 31, 2023 at the Minimum Exercise Price will be $1,219,425,980 (assuming all such SPARs are exercised). There is no maximum Final Exercise Price, and accordingly, no maximum amount of total proceeds we could raise from the exercise of all SPARs at the Final Exercise Price (the “Final Exercise Proceeds”). For example, if we decided to raise twice as much public capital, each SPAR would become exercisable for two Public Shares at a Final Exercise Price of $20.00 per share ($40.00 in total), and the Final Exercise Proceeds would be $2,438,851,960 (assuming all SPARs issued and outstanding at December 31, 2023 are exercised). Our ability to set an exercise price without an upper limit could cause SPAR holders, depending on their resources, to be unable to exercise their SPARs, and thus be unable to participate in any future appreciation in the post-business-combination entity (see Risk Factors, page 37). Any increase in price above the Minimum Exercise Price will be reflected in the Business Combination Registration Statement and will not be subject to further adjustment.

SPARC Life Cycle

Registration Statement Becomes Effective
Distribution of SPARs
Entry into Definitive Agreement
Announcement of Final Ex. Price
Business Combination Registration Statement is Filed
Satisfaction of Disclosure Period Closing Conditions
Business Combination Registration Statement Becomes Effective
First Day to Submit Elections and to Trade
Last Trading Day
Last Day to Submit Elections
Satisfaction of Final Closing Conditions
Closing: Issuance of Public Shares
Search Period
Disclosure Period
SPAR Holder Election Period
(20 Trading Days)
Trading Stops T-2
Closing Period
(10 Business Days)
Post-Closing
Public Shares Trade
SPARs Are Non-Transferable
SPARs are Transferable
Until Election is Submitted or T-2
SPARs Are Non-Transferable
Public Shares Trade

Search Period

While we search for a business combination, the SPARs are generally non-transferable, and are not exercisable.

We will continue our search for a business combination partner, carry out due diligence on potential business combination partners, and negotiate the Definitive Agreement. We do not expect to make any public disclosures regarding this process until we have entered into a Definitive Agreement, except as may be required by applicable law. As our SPARs have a term of 10 years, it is possible that a substantial amount of time could pass before we enter into a Definitive Agreement.

Disclosure Period

Upon entry into the Definitive Agreement, we will announce the Final Exercise Price of our SPARs, which will be no less than $10.00 per Public Share (a total of $20.00 to exercise each SPAR). Our determination of the Final Exercise Price will take into account factors including, but not limited to, the ownership stake in the post-combination company we seek to obtain, the post-combination company’s capital needs, the minimum amount of capital we will be required to contribute in the business combination, the amount that the Additional Forward Purchaser has agreed to invest, our expectations regarding the extent to which SPARs will be exercised, and the availability and terms of additional debt or equity private financing (and conditions in those financing markets).

We will file with the SEC, as promptly as possible following entry into the Definitive Agreement, the Business Combination Registration Statement. The Business Combination Registration Statement will contain comprehensive disclosures regarding the proposed transaction, including the number of SPARs distributed and eligible for election as of the beginning of the SPAR Election Period, equivalent to the disclosures that would be included in a merger proxy statement, and will include disclosure of all payments, incentives and benefits that may be received by, and any conflicts of interest involving, our Sponsor or its affiliates in connection with the business combination.

Depending on the structure our transaction takes, the Business Combination Registration Statement may be filed as a post-effective amendment to our Registration Statement or as a registration statement by a different entity. It is likely the Business Combination Registration Statement will be amended after the initial filing in response to the SEC’s review process, as well as for other reasons.

During this period, we will seek the satisfaction of all Disclosure Period Closing Conditions, which refers to all express closing conditions contained in the Definitive Agreement, including any regulatory approvals, other than those that can only be satisfied as of a later date. The Disclosure Period Closing Conditions could include antitrust approval, listing exchange approval, and other regulatory matters, as well as conditions precedent that are particular to the proposed business combination. Because we anticipate the closing of our business combination to occur within approximately 30 business days of the effectiveness of the Business Combination Registration Statement, we believe we will be able to structure the Definitive Agreement in a manner such that many conditions to closing can be satisfied at this time, although there is no guarantee that the Definitive Agreement will provide for this, or that we or our business combination partner will be able to satisfy such conditions.

Once all Disclosure Period Closing Conditions have been satisfied or waived, and the Business Combination Registration Statement has been declared effective, we will mail or otherwise make available a prospectus to all SPAR holders, and the SPAR Holder Election Period will begin. At this time, we will also obtain any necessary stockholder approvals from our Sponsor, in its capacity as our sole stockholder.

The SPARs will be generally non-transferable and will not be exercisable during the Disclosure Period.

If we amend the Charter, SPAR Rights Agreement or Definitive Agreement during this period, we will amend the Business Combination Registration Statement as necessary. SPAR holders will have no rights in connection with amendments to the Charter or Definitive Agreement, as they are not stockholders at this time. If we propose to amend the SPAR Rights Agreement during this period, and the independent directors of our Board determine, in their reasonable, good-faith judgment, that such amendment could have a materially adverse impact on SPAR holders, such Materially Adverse Amendment will require approval of the holders of a majority of our SPARs present and voting on such matter. If we decide not to pursue the business combination (e.g., because certain of the Disclosure Period Closing Conditions cannot be satisfied), our SPARs will remain outstanding and with their holders, and we will pursue an alternate business combination. If our business combination partner seeks to abandon the transaction, we will determine our course of action and resume the disclosure, election and payment process if and when an agreement is reached to proceed with the transaction.

SPAR Holder Election Period

The SPAR Holder Election Period will begin only after (i) a Definitive Agreement has been entered into, (ii) the Disclosure Period Closing Conditions have been satisfied or waived and (iii) the Business Combination Registration Statement has been declared effective.

We expect that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group in connection with the SPAR Holder Election Period. This will require, among other things, that at least one market maker publishes quotations for SPARs, and that a Form 211 is submitted to, and approved by, FINRA. The quotation of SPARs on the OTCQX marketplace, as compared to being listed on a national securities exchange such as the NYSE or NASDAQ, may present significant risks to the holders of SPARs, including lower availability and efficiency of market price quotations, significantly less liquidity, increased transaction costs, the absence of certain requirements regarding our corporate governance (i.e., lack of stock exchange requirements mandating a board with a majority of independent directors, independent nomination, compensation and audit committees, and stockholder approval of certain actions), and the application of state securities laws that could result in restrictions on the sale of our SPARs.

The NYSE listing rules require, among other things, that listed companies have: (i) a board comprised of a majority of independent directors; (ii) nomination, compensation and audit committees composed entirely of directors that meet the independence standards applicable to such committee, and an audit committee that includes a financial expert; (iii) corporate governance guidelines and a code of business conduct and ethics that are made publicly available; (iv) meetings of independent directors in executive session; (v) annual meetings of stockholders; and (vi) stockholder approval for certain matters such as stock issuances, regardless of whether such approval is required under law or by the company’s governing documents. We will be subject to the less stringent OTCQX corporate governance requirements, that we have a board with at least two independent directors and a majority of independent directors on the audit committee members, only during the SPAR Holder Election Period. Although our Charter and SPAR Rights Agreement require that we comply with the corporate governance provisions applicable to NYSE-listed companies (without giving effect to any exceptions applicable to controlled companies), unlike most blank check companies, we will not be subject to any external requirement that we comply with such provisions and will not be subject to delisting in the event we fail to comply.

SPAR holders will have a period of 20 business days to submit an Election regarding the exercise of their SPARs. Elections are irrevocable, and electing SPAR holders must submit with their Election the aggregate exercise price for the number of SPARs that they have agreed to exercise. During this period, we expect that the market price of our SPARs will provide an indication of market perception of the proposed business combination, although we caution SPAR holders that this price is not necessarily indicative of the value they will realize upon the consummation of our business combination, and they should take into account all available information in determining whether to submit an Election. Once an Election has been submitted with respect to a SPAR, such SPAR will be held at DTC in a “rights envelope” pursuant to customary DTC rights offerings procedures, pending the consummation of the business combination. We expect to instruct DTC to “chill” remaining Unelected SPARs, that is, instruct DTC to no longer permit transfers of SPARs among DTC participants on the date that is two trading days before the end of the SPAR Holder Election Period.

The Elected SPARs are not actually exercised at this time— Elected SPARs will be held in the DTC “rights envelope”, and exercise payments will be held in a Custodial Account, not to be released to us except in connection with the Closing. An Election constitutes an irrevocable offer to have your exercise payment released to our company and to have your SPARs be exercised in order to acquire Public Shares. Our decision to proceed with the business combination constitutes an acceptance of an electing SPAR holder’s irrevocable offer to acquire Public Shares through the exercise of their SPARs. Our decision to abandon the business combination constitutes a rejection of the offer.

During the SPAR Holder Election Period, if we make a Materially Adverse Amendment to the Charter or Definitive Agreement, we will revoke all Elections previously made, return all funds from the Custodial Account that were tendered at the Final Exercise Price in connection with such Elections, and hold the SPAR Holder Election Period open for an additional 20 business days. Our Charter provides that amendments to the Definitive Agreement entered into during the Closing Period in order to permit us to raise additional funds to satisfy financing or other closing conditions set forth in the Definitive Agreement will not be deemed to be a Materially Adverse Amendment so long as (i) the additional funds are raised by selling additional Public Shares to third parties (or to the Additional Forward Purchaser or other of our affiliates) in private placements at the Final Exercise Price and (ii) the number of such Public Shares sold, together with the Public Shares issued in respect of Elected SPARs, does not exceed the total number of Public Shares that would have been issued had all SPARs been elected to be exercised.

If we propose a Materially Adverse Amendment to the SPAR Rights Agreement, such amendment must be approved by the holders of a majority of the SPARs present and voting for or against the matter. SPAR holders may choose to vote for or against the amendment or to abstain. In connection with the foregoing, we will revoke all Elections previously made, return all funds tendered, and hold the SPAR Holder Election Period open for an additional 20 business days.

If the transaction is abandoned during the SPAR Holder Election Period, the offer constituted by the submission of an Election will be rejected, and all Elections will be disregarded. Any funds held in the Custodial Account will be promptly returned to electing SPAR holders, with interest (if any), all SPARs will expire, and we will liquidate our company. We may decide to abandon the transaction, among other reasons, if we determine that we or our business combination partner will be unable to meet certain closing conditions. Our ability to abandon the transaction will be limited by our obligations under the Definitive Agreement and/or our ability to reach an agreement with our business combination partner to terminate the Definitive Agreement. If our business combination partner seeks to abandon the transaction and/or breaches its material obligations under the Definitive Agreement, we will determine our course of action, taking into account factors such as the expense and time required to do so and our likelihood of prevailing. If we extend the SPAR Holder Election Period, the length of time for which we will be able to do so will be limited by the Closing Deadline, which requires that we may not hold investor funds beyond the date that is 10 months after the start of the SPAR Holder Election Period.

Unelected SPARs will not have any value following the SPAR Holder Election Period, will generally not be transferable and will expire worthless. Accordingly, any SPAR holder who wishes to sell their SPARs must do so prior to submitting an Election and no later than two trading days prior to the end of the SPAR Holder Election Period.

Closing Period

Following the SPAR Holder Election Period, we will have up to 10 business days to determine whether or not to proceed with the business combination. This decision will be driven primarily by whether the Final Closing Conditions have been or will be satisfied as of Closing. The Final Closing Conditions include (i) the availability of necessary financing to consummate the transaction, (ii) the absence of any material adverse change and (iii) the “bring-down” of certain representations and warranties. In particular, we will assess the expected proceeds from the Elections that have been submitted, the amount of the Forward Purchase and the availability and terms of any private debt or equity capital that may be necessary to meet any minimum available cash condition to the closing of the business combination. If any Final Closing Conditions in our favor are not satisfied, our Board will assess whether it is in the best interests of our company to waive such conditions. In general, our ability to choose not to proceed will be limited by our obligations under the Definitive Agreement.

No later than 10 business days after the SPAR Holder Election Period ends, we will publicly disclose our decision to either (i) consummate the business combination, (ii) abandon the business combination or (iii) in very limited circumstances described below, extend the Closing Period. If all remaining closing conditions are satisfied or waived, we will promptly thereafter (within two business days), carry out the Closing. Elected SPARs will be exercised, Public Shares of the post-combination company will be issued, and Unelected SPARs will expire worthless.

If we become unable to consummate the business combination due to (i) an injunction by a governmental authority or (ii) a legal dispute with our business combination partner, only then may our Board decide to extend the Closing Period. During the Closing Period Extension, which will end on the date that is 10 months from the start of the SPAR Holder Election Period, we will seek to resolve these issues and consummate the business combination. During a Closing Period Extension, exercise payments will continue to be held in the Custodial Account. If we abandon the business combination during a Closing Period Extension, or are unable to consummate a business combination by the Closing Deadline (or, if earlier, the date that is 10 years from the date the SPARs were first distributed – that is, September 30, 2033), we will promptly return the funds held in the Custodial Account, the SPARs will expire worthless, and we will liquidate the Company.

During the Closing Period, Materially Adverse Amendments to the Charter, Definitive Agreement, and SPAR Rights Agreement would likely only arise in, and only be possible in, the limited circumstances in which we extend the Closing Period. For example, if our business combination partner breaches its obligations to consummate the transaction, we expect that we would extend the Closing Period and seek to enforce our legal rights to specific performance, and consummate the transaction on the terms set forth in the Definitive Agreement. However, it is possible that we would reach a negotiated settlement in which the Definitive Agreement is amended. If any Materially Adverse Amendments are made during the Closing Period, we will revoke all Elections previously made, return all funds tendered, and reinstitute an additional SPAR Holder Election Period for an additional 20 business days.

SPARs are not transferable during the Closing Period or a Closing Period Extension.

Our Forward Purchase Agreements

We believe our ability to complete our business combination will be enhanced by having entered into the Forward Purchase Agreements. On September 29, 2023, we entered into the Forward Purchase Agreements with the Forward Purchasers (who are affiliates of Pershing Square) in the amount of $3.5 billion, a portion of which the Committed Forward Purchasers are obligated to purchase, and the remainder of which the Additional Forward Purchaser may elect to purchase. All shares purchased pursuant to the Forward Purchase Agreements will be purchased at the Final Exercise Price.

At the time we enter into a Definitive Agreement, we will announce the Final Exercise Price, which determines the Committed Forward Purchase amount. Also at that time, the Additional Forward Purchaser will announce the amount of the Additional Forward Purchase it will make, if any.

We believe that the availability of the Forward Purchase will make us more attractive to potential business combination partners by increasing the likelihood that we will have sufficient capital to consummate a business combination. Further, because the total amount of the Forward Purchase will be announced before the SPAR Holder Election Period begins, it will provide SPAR holders with additional certainty of our ability to consummate the announced business combination.

The Committed Forward Purchasers will be obligated to invest $250.0 million if the Final Exercise Price is $10.00 per share, and a proportionately greater amount at a higher Final Exercise Price, up to a maximum commitment of $1.0 billion at a Final Exercise Price of $40.00 per share or greater. The Additional Forward Purchaser will have the right, but not the obligation, to purchase (the “Additional Forward Purchase”), at the Final Exercise Price, the remainder of the $3.5 billion of Forward Purchase Shares that is not allocated to the Committed Forward Purchase (such amount, the “Aggregate Additional Forward Purchase Amount”). The Additional Forward Purchaser may exercise the Additional Forward Purchase, at its election, in one or two tranches (each, the “First Tranche Additional Forward Purchase” and the “Second Tranche Additional Forward Purchase”, respectively), each of which would be effectuated, at the Final Exercise Price, at the time of the consummation of our business combination; provided that in no event will the number of Public Shares purchased pursuant to the First Tranche Additional Forward Purchase and the Second Tranche Additional Forward Purchase collectively exceed the quotient obtained by dividing (i) the Aggregate Additional Forward Purchase Amount by (ii) the Final Exercise Price (the “Maximum Additional Forward Purchase”). The Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the First Tranche Additional Forward Purchase, in an amount up to the Maximum Additional Forward Purchase, by written notice to us no later than five (5) business days prior to the execution of the Definitive Agreement. In the event that (i) the First Tranche Additional Forward Purchase is less than the Maximum Additional Forward Purchase and (ii) all SPARs issued and outstanding immediately prior to the commencement of the SPAR Holder Election Period are not elected to be exercised as of the end of the SPAR Holder Election Period, then the Company shall promptly notify the Additional Forward Purchaser of the number of such issued and outstanding SPARs that were not elected to be exercised (the “Unexercised SPARs”) and the Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the Second Tranche Additional Forward Purchase no later than five (5) business days after such notice, in an amount up to the aggregate number of Public Shares, at the Final Exercise Price, equal to the product of (i) two (2) and (ii) the number of Unexercised SPARs.

The Forward Purchase Shares will have a per-share purchase price equal to the Final Exercise Price at which electing SPAR holders will purchase Public Shares. The table below illustrates how the size of the Committed Forward Purchase and the Additional Forward Purchase vary based upon the Final Exercise Price, as a dollar amount and as a percentage of the number of Public Shares issuable upon the exercise of all SPARs, assuming all SPARs are exercised. No minimum amount of SPARs are required to be exercised and there can be no guarantee that any SPARs will be exercised.

	Dollar Amount of Forward Purchase				Share Amount (as % of Public Shares)
Final Exercise Price	Committed Forward Purchase		Max. Additional Forward Purchase		Committed Forward Purchase	Max. Additional Forward Purchase
$10.00	$250.0	M	$3.25	B	20.5%	266.5%
$15.00	$375.0	M	$3.13	B	20.5%	170.8%
$20.00	$500.0	M	$3.0	B	20.5%	123.0%
$30.00	$750.0	M	$2.75	B	20.5%	75.2%
$40.00	$1.0	B	$2.5	B	20.5%	51.3%
$50.00	$1.0	B	$2.5	B	16.4%	41.0%

The purchase of the Forward Purchase Shares will take place simultaneously with the closing of our business combination. The Committed Forward Purchasers’ obligation to purchase Forward Purchase Shares will be allocated among the Committed Forward Purchasers from time to time and may be transferred, in whole or in part, to any entity that is managed by PSCM, but not to third parties. The Additional Forward Purchaser’s right to purchase Additional Forward Purchase Shares may be transferred, in whole or in part, to any entity that is managed by PSCM, but not to third parties. The Public Shares purchased pursuant to the Forward Purchase Agreements will be subject to certain transfer restrictions and will have registration rights.

The Company reserves the right to obtain additional debt and equity financing in connection with the consummation of its business combination, including without limitation selling additional Public Shares to third parties or related parties (including the Additional Forward Purchaser), provided sales of Public Shares will be made at the Final Exercise Price and the terms of any such additional financing will be disclosed in the Business Combination Registration Statement in accordance with applicable law.

Sponsor Shares

Our Sponsor has purchased, as of the date of this Report, 422,533 shares of Common Stock for an aggregate purchase price of $4,225,330, or $10.00 per share. The Sponsor Shares, following consummation of our business combination, will become Public Shares. If we determine to set the Final Exercise Price above the Minimum Exercise Price, we will carry out a reverse stock split of the Sponsor Shares at a ratio such that the effective purchase price per Sponsor Share equals the Final Exercise Price at which SPAR holders will purchase Public Shares. For example, if the Final Exercise Price is $20.00, we will carry out a 2-to-1 reverse stock split of the Sponsor Shares, such that half as many Sponsor Shares are outstanding and the effective purchase price paid for each Sponsor Share then outstanding will equal $20.00. Our Sponsor may, but is not obligated to, purchase additional Sponsor Shares prior to our business combination in order to provide us with additional working capital.

Prior to the date on which the SPARs were first distributed, we filed with the SEC an audited balance sheet reflecting at least $5,000,001 of the proceeds from the sale of the Sponsor Shares and the Sponsor Warrants described below having been deposited in a segregated account, which will be held in cash (the “Segregated Account”). We will not release such funds from the Segregated Account except in connection with the consummation of our business combination, an Early Termination, or the expiration of the SPARs.

We will use the proceeds from the sale of the Sponsor Shares and the Sponsor Warrants described below, other than the amount held in the Segregated Account, to pay expenses in connection with the Distribution and for our operating expenses, including search costs for identifying a potential business combination partner and other expenses related to executing a business combination. We will hold such funds in cash pending use.

Sponsor Warrants and Advisor Warrants

Issuance and Terms of Private Warrants. In order to fund our initial capital needs, our Sponsor purchased on July 28, 2023 the Sponsor Warrants for an aggregate purchase price of $35,892,480. The transaction price of the Sponsor Warrants was determined by the Company, in consultation with a third-party, nationally recognized valuation firm, based on its fair value as of the previous month-end. The valuation firm reviewed and discussed with us our methodology, procedures and assumptions for valuing the Sponsor Warrants. The value of the Sponsor Warrants was determined using the Black-Scholes option pricing model, subject to additional valuation adjustments reflecting certain volatility assumptions, the risk of a transaction not being consummated and other factors. Taking into account such consultation, we concluded that our methodology, procedures and assumptions are reasonable.

The Sponsor Warrants are exercisable, in the aggregate, for up to 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (including without limitation, Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor Warrants or the conversion or exercise of then-outstanding securities of the surviving corporation, whether or not convertible or exercisable at such time). We refer to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the business combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the business combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the business combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the business combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs that are issued and outstanding at December 31, 2023 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like our sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (the “Proration”).

The Sponsor Warrants are exercisable at any time after the three-year anniversary, and on or prior to the 10-year anniversary, of the business combination and have an exercise price equal to 120% of the Final Exercise Price (the “Reference Price”), meaning that our Sponsor will participate in the value of our business combination only if the Public Shares appreciate by at least 20% above the price at which SPAR holders purchase Public Shares. For example, if the Final Exercise Price is $10.00 per share, the Reference Price will be $12.00. Our Sponsor may exercise the Sponsor Warrants on a cashless basis, in which case it would receive upon exercise the number of shares equal to the number of Reference Shares, multiplied by (x) the “fair market value” of a Public Share in excess of the Reference Price, divided by (y) the fair market value of a Reference Share. As used above, “fair market value” refers to the volume-weighted average trading price of a Public Share over the 10 consecutive trading days ending on the third trading day prior to a notice of exercise being sent.

On September 29, 2023, we issued the Advisor Warrants at no cost to our advisory board members. The Advisor Warrants are identical to the Sponsor Warrants (including with respect to the Proration), except that the Advisor Warrants (i) are exercisable, in the aggregate, for up to approximately 0.154% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis and (ii) expressly provide that if the percentage of Public Shares into which the Sponsor Warrants are exercisable is reduced for any reason, the percentage of Public Shares into which the Advisor Warrants are exercisable will be reduced proportionally.

In addition, in the event an advisory board member resigns for any reason prior to our business combination and at a time when we are not subject to a letter of intent (or a Definitive Agreement) with respect to our business combination, we will be entitled, at our election, to repurchase in full such advisory board member’s Advisor Warrants. The repurchase price in each case will be $1,000,000 with respect to each advisory board member or $3,000,000 in the aggregate. The repurchase right may be assigned or transferred to one of our affiliates and must be exercised, if at all, by the date that is the later of (i) the two-year anniversary of the date on which the SPARs were first distributed pursuant to the Registration Statement (that is, September 30, 2025) and (ii) 60 days after the effective date of such director’s resignation. In the event we (or an affiliate) do not exercise the repurchase right by such time, the resigning advisory board member will retain the Advisor Warrants.

The repurchase price of the Advisor Warrants was established by our Sponsor in its discretion and was not intended to, and may not, represent the fair market value of the Advisor Warrants as of the time of issuance or any time of potential repurchase. The repurchase price and other terms of the Advisor Warrants were established in order to attract what we believe are highly experienced and capable advisory board members, and were based on the significant time commitment expected of advisory board members, including with respect to assisting the Company in identifying potential business combination candidates, the novel nature of our company in the public market and the risks and responsibilities attendant to untested public vehicles, the potential ten-year term of our company, the skill, expertise and business contacts of our advisory board members, and the value of our advisory board members’ respective time in light of their experience and other professional responsibilities. Our Sponsor did not assign any relative or specific weights to these factors, and instead conducted an overall analysis of the factors. The repurchase price was also established at a price the Company believes will likely be a substantial discount to the fair value of the Advisor Warrants immediately after our business combination, which we believe incentivizes our advisory board members to remain on the board over time. In the event an advisory board member elects to resign during the time periods described above, the Company currently anticipates that it or Sponsor will likely exercise its repurchase right (assuming the Company or Sponsor, as applicable, then believed that the repurchase price was less than the then fair value of the Advisor Warrants as of such time), and contemplates that any such repurchase would reasonably compensate such an advisory board member for their service on the board. The repurchase was structured as our repurchase right (and not our obligation) to permit us to decide, at the time of any director resignation described above, whether or not the exercise of the repurchase right is advantageous to the Company in light of market and other conditions then applicable to the Company.

The Sponsor Warrants and the Advisor Warrants will be exercisable, in the aggregate, for up to approximately 5.104% of the outstanding Public Shares of the post-combination company.

The Private Warrants and the Public Shares issuable upon exercise of the Private Warrants will generally not be saleable or transferable until three years after the consummation of our business combination and are subject to certain adjustments and registration rights as described herein. The Private Warrants will expire on the date that is 10 years from the consummation of our business combination. The Private Warrants may be exercised in whole or in part and, other than as provided above, will not be subject to redemption or any repurchase right.

Effect of Sponsor Warrants and Director Warrants on Ownership

The unique structure of our Sponsor Warrants and Advisor Warrants, which are exercisable for a fixed percentage of the pro forma post-combination company, will have different effects on the ownership interest of public stockholders in the post-combination company, and that of the owners of the business combination partner (assuming such stockholders remain investors in the post-combination company) as compared to the typical structure of special purpose acquisition companies, in which the sponsor maintains an ownership interest equal to 25% of that of its public stockholders in the post-combination company (or greater, in the case of redemptions).

Compared to a conventional SPAC, in which the dilutive effect of the sponsor promote increases significantly as the SPAC owns a larger percentage of the post-combination company, the dilutive effect from our Sponsor Warrants and Advisor Warrants does not vary based on the relative size of our business combination partner. In a conventional SPAC, all stockholders other than the sponsor experience immediate dilution as a result of the sponsor promote, regardless of whether the stock price of the post-combination company increases or decreases.

Though the number of shares issuable to the holders of the Sponsor Warrants and Advisor Warrants (for purposes of this discussion, the “Private Holders”) is determined with respect to up to 4.95% and 0.154% (as adjusted as set forth herein, the “Reference Percentages”), respectively, of the fully diluted Public Shares outstanding immediately following the business combination, the actual ownership stake of the Private Holders in the post-combination business upon exercise will differ significantly depending upon two factors. The Reference Percentages establish the maximum potential ownership obtainable from exercising the Private Warrants, and will depend on the percentage of SPARs exercised and the amount of the Additional Forward Purchase. The Reference Percentages will be reduced in proportion to the extent that the SPAR proceeds plus the Additional Forward Purchase is less than the amount we would obtain if all SPARs were exercised.

The actual percentage ownership obtained upon exercise will depend on the fair market value of the post-combination company. At or below the Reference Price (120% of the Final Exercise Price), the Private Holders will not have any ownership stake. Accordingly, there will be no dilutive effect on our security holders who become holders of Public Shares (for the purposes of this discussion, the “Public Stockholders,” which includes both exercising SPAR holders and the Forward Purchasers). Above the Reference Price, the holders would receive upon exercise a number of shares calculated as provided above. At higher market prices, and assuming all SPARs are exercised, the ownership stake (and overall dilutive effect on Public Stockholders) increases towards its limit of approximately 5.104%.

As an example, assume a transaction in which the Final Exercise Price is $10.00, the valuation of the post-combination company is $8.0 billion (with 800 million shares outstanding, based on the initial per-share value of $10.00), and our company contributes $2.0 billion in proceeds from the exercise of all of our SPARs, the sale of the Sponsor Warrants and the Forward Purchase. In such a transaction, our stockholders (including the Forward Purchasers) would initially own 25% of the post-combination company. The number of Reference Shares, calculated as 5.104% of the fully diluted shares outstanding, would be approximately 43 million. However, upon a cashless exercise of the Private Warrants, the Private Holders would likely receive substantially fewer than 43 million shares, as they are receiving only that number of shares equivalent to the value of the Reference Shares in excess of the exercise price. As a result, the Private Holders would own less than 5.104% of the company and have a dilutive impact on Public Stockholders of less than 5.104%.

At a fair market value lower than $12.00 per share, the Private Warrants would be out-of-the-money and therefore would not be exercised. At a fair market value of $15.00 per share, a 50% increase in our stock price, the holders of the Private Warrants would be issued approximately 8.6 million Public Shares (the value of 43 million Reference Shares in excess of the $12.00 Reference Price, divided by the $15.00 fair market value), constituting ownership of 1.1% of the post-combination company. Our Public Stockholders would own 24.7% of the post-combination company (a 0.3% decrease in ownership, representing dilution of 1.1%).

At a fair market value of $30.00 at the time of exercise, a three-fold increase in our stock price, the holders of the Private Warrants would be issued approximately 25.8 million Public Shares upon exercise. The holders of the Private Warrants would thereby own 3.1% of the post-combination company, and the Public Stockholders would own 24.2% of the post-combination company (a 0.8% decrease, or 3.1% dilution).

As shown below, the size of the ownership stake of all Public Stockholders decreases proportionately with a larger deal size. However, the dilutive effect for Public Stockholders does not vary significantly with deal size, nor does the ownership of the Private Holders—for each one percent of ownership acquired by the Private Holders, the Public Stockholders are diluted by one percent. The maximum amount of dilution is 5.104%. The illustration below assumes total proceeds of $2.0 billion are contributed by our company in the transaction.

	Post-Combination Company Equity Value
Fair Market Value of	$4.0B	$8.0B	$12.0B	$20.0B	$40.0B	Public	Private
Public Share	Public Ownership					Dilution	Ownership
$10.00	50.0%	25.0%	16.7%	10.0%	5.0%	0.0%	0.0%
$12.00	50.0%	25.0%	16.7%	10.0%	5.0%	0.0%	0.0%
$15.00	49.5%	24.7%	16.5%	9.9%	4.9%	1.1%	1.1%
$20.00	48.9%	24.5%	16.3%	9.8%	4.9%	2.1%	2.1%
$25.00	48.6%	24.3%	16.2%	9.7%	4.9%	2.7%	2.7%
$30.00	48.4%	24.2%	16.1%	9.7%	4.8%	3.1%	3.1%
$100.00	47.7%	23.9%	15.9%	9.5%	4.8%	4.5%	4.5%

Corporate Information

Our offices are located at 787 Eleventh Avenue, 9th Floor, New York, NY 10019, and our telephone number is (212) 813-3700. Our website address is pershingsquaresparcholdings.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered to be part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

As a result of the exercise of our SPARs and the Committed Forward Purchase, we expect to have a minimum of approximately $1.5 billion in equity capital for use in our business combination assuming the maximum number of SPARs are exercised, and as much as $4.7 billion if the total amount of the Additional Forward Purchase is consummated, in each case assuming that the maximum number of SPARs are exercised and before the payment of fees and expenses associated with our business combination. We believe that we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations, strengthening its balance sheet by reducing its debt. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to tailor the consideration to be paid to the target business to fit owner’s and management’s needs and requirements. We have not, however, taken any steps to secure third-party financing and there can be no assurance such financing will be available to us on acceptable terms or at all.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our business combination using cash from the proceeds of the exercise of our SPARs, the private placement of the Sponsor Shares, Sponsor Warrants, the Forward Purchase Shares, our capital stock, debt or a combination of these as the consideration to be paid in our business combination. We may seek to complete our business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our business combination is paid for using equity or debt instruments, or not all of the proceeds from the exercise of our SPARs are used for payment of the consideration in connection with our business combination, we may apply the balance of the cash released to us by the trustee for general corporate purposes, including for maintenance or expansion of operations of the post-combination business, the payment of principal or interest due on indebtedness incurred in completing our business combination, to fund the purchase of other companies or make other investments, or for working capital.

In addition to the Forward Purchase Shares, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our business combination, and we may effectuate our business combination using the proceeds of such offering. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. We will promptly disclose any such financing to SPAR holders. SPAR holders will not have any rights to approve such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our business combination. At this time, other than the Forward Purchase Agreement, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity fund sponsors, investment banking firms, consultants, accounting firms and large business enterprises. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our directors and officers, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our directors and officers. We may engage the services of professional firms (such as a boutique investment bank) or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. We will engage such parties only to the extent our management determines that doing so may bring opportunities to us that may not otherwise be available to us, or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction. In no event, however, will any of our current directors or officers, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our business combination (regardless of the type of transaction that it is). Some of our directors and officers may enter into employment or consulting agreements with the post-combination business following our business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, or if we are considering a business combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, or an independent valuation or accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if it is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our SPAR holders unless required by applicable law, the disclosure that we deliver to SPAR holders and file with the SEC in connection with a proposed transaction will include such opinion. We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, our Charter requires that we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that our business combination is fair to our company from a financial point of view. Except with respect to the foregoing, we will not be required to obtain such an opinion.

As more fully discussed in Item 10 of this Report entitled Directors, Executive Officers and Corporate Governance—Conflicts of Interest, if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Selection of a Target Business and Structuring of our Business Combination

Our Charter requires that our business combination must occur with one or more target businesses that together have an aggregate fair market value at time of entering into the Definitive Agreement of at least 80% of proceeds that would be raised upon the exercise of all SPARs, and may not enter into a business combination with another blank check company or a similar company with nominal operations. Though we intend to enter into a business combination with a target business of greater value than the proceeds available from the exercise of our SPARs, we cannot guarantee that this will be the case. We will not enter into a business combination with another blank check or similar company. Subject to that restriction, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

Our business combination may be structured in a variety of ways, including, but not limited to, a merger, capital stock exchange, asset acquisition, stock purchase, or reorganization. Although we are not able to predict the form that our business combination will take, it will be structured so that we are not required to register as an investment company under the Investment Company Act.

There is no basis for investors in the SPARs, prior to the time we enter into a Definitive Agreement, to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our business combination, the prospects for our success may depend entirely on the future performance of a single business. If we complete our business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our business combination, and
•
cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Public Stockholders Will Not Have the Opportunity to Vote on Our Business Combination

We expect that any stockholder approvals required in connection with our business combination will be obtained prior to the issuance of our Public Shares, through a consent of our Sponsor, as our sole stockholder. Accordingly, holders of our SPARs will not have the opportunity to vote in favor of or against our proposed business combination. If the holders of our SPARs disapprove of the proposed transaction, their recourse will be limited to selling or choosing not to exercise their SPARs. We will comply with applicable requirements under Delaware law and applicable listing exchange standards in obtaining the approval of the holders of our issued and outstanding shares of Common Stock at the time such approval is required.

Comparison of This Offering to Other Blank Check Companies

General

We intend to seek a market maker or qualified interdealer quotation system to file an application with the FINRA to have our SPARs, once transferable, quoted on the OTCQX marketplace of the OTC Markets Group or other quotation service, rather than being listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Global Market. The following sets forth a summary of (i) NYSE SPAC listing standards, (ii) NASDAQ SPAC listing standards, (iii) OTCQX quotation standards applicable to the Company and (iv) the corresponding terms of the Company’s constituent documents. Certain numerical and corporate governance requirements of the NYSE, NASDAQ and OTCQX are described immediately below under “-- Comparison of Certain Numerical and Corporate Governance Requirements for Listing / Quotation”. The description below is not exhaustive and should be read in conjunction with the other disclosures contained in this Report.

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
Definition of Business Combination

A business combination in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more operating businesses or assets. NYSE Listing Rule 102.06.

		Not expressly defined, but includes a merger or acquisition with one or more unidentified companies. NASDAQ Listing Rule IM-5101-2.	No express provision.

A business combination in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more operating businesses or assets. SPAR Rights Agreement and SPARC amended and restated certificate of incorporation.

Fair Market Value of Acquisition Target

The business or business to be acquired must have a fair market value equal to at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). NYSE Listing Rule 102.06.

The business or business to be acquired must have an aggregate fair market value equal to at least 80% of the value of the deposit account (excluding any deferred underwriting fees and taxes payable on the income earned on the deposit account) at the time of the agreement to enter into the initial combination. NASDAQ Listing Rule IM-5101-2(b).

No express provision.

The business or businesses to be acquired must have a fair market value, at the time of the execution of the Definitive Agreement, equal to at least 80% of the proceeds that would be received upon the exercise of all SPARs at the Final Exercise Price. SPAR Rights Agreement and SPARC amended and restated certificate of incorporation.

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
Securities Issued/Manner of Raising Proceeds

Typically underwritten IPO of units consisting of common stock and warrants) prior to searching for a business combination agreement. Each of the components of the units (other than common stock) must meet the applicable initial listing standard for the security type represented by the components. NYSE Listing Rule 102.06 (f).

Typically issuance of warrants to sponsor for cash in order to fund underwriting costs and operating expenses. No express provision governing issuance of sponsor warrants.

Typically underwritten IPO of units (consisting of common stock and warrants) prior to searching for a business combination agreement. No express provision governing issuance of units.

Typically issuance of warrants to sponsor for cash in order to fund underwriting costs and operating expenses. No express provision governing issuance of sponsor warrants.

No express provision. No express provision.

Issuance of SPARs at no cost in a non-underwritten public distribution. Trading of SPARs following entry into a business combination agreement and post-effective amendment to the Registration Statement describing business combination. SPAR Rights Agreement and SPARC amended and restated certificate of incorporation.

Issuance of Common Stock and Sponsor Warrants to Sponsor to fund operating expenses. Common Stock converted to Public Shares at Final Exercise Price upon consummation of business combination.

Trust Account / Custodial Account

At least 90% of proceeds of IPO and any concurrent sales of equity securities to be held in a trust account controlled by an independent custodian until consummation of a business combination or liquidation of company. NYSE Listing Rule 102.06.

At least 90% of the gross proceeds from the initial public offering and any concurrent sale of equity securities must be deposited in a trust account maintained by an independent trustee, an escrow account maintained by an “insured depository institution” or in a separate bank account established by a registered broker or dealer. NASDAQ Listing Rule IM-5101-2(a).

No express provision.

100% of proceeds from exercise of SPARs to be placed in an interest-bearing Custodial Account until consummation of a business combination or liquidation of the company. SPAR Rights Agreement and SPARC amended and restated certificate of incorporation.

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
Time to Complete Transaction	Up to three years from IPO. NYSE Listing Rule 102.06(e).	Within 36 months of the effectiveness of its IPO registration statement. NASDAQ Listing Rule IM-5101-2(b).

No express provision. SEC Rule 15c2-11 provides a time limited 18 month window during which broker-dealers may quote the securities of shell companies (which rule would apply to SPARs during the period during which SPARs trade on the OTCQX, which will be up to 20 business days).

Up to 10 years from the date the SPARs were first distributed. SPAR Rights Agreement, SPARC amended and restated certificate of incorporation and Rule 15c2-11.
Board Approval of Business Combination	Approval by majority of independent directors. NYSE Listing Rule 102.06(e).	Approval by majority of independent directors. NASDAQ Listing Rule IM-5101-2(b).	No express provision.	Approval by majority of disinterested independent directors. SPAR Rights Agreement and SPARC amended and restated certificate of incorporation.
Stockholder Approval	If a shareholder vote is required, a majority of shares cast at the stockholder meeting must approve. NYSE Listing Rule 102.06(a).	If a shareholder vote is required, a majority of shares voting at the stockholder meeting must approve. NASDAQ Listing Rule IM-5101-2(d).	No express provision.

Our Sponsor, as our sole shareholder, can approve any amendment to our Charter, as well as the business combination. SPAR holders will not having voting rights with respect to amendments to the Charter or the approval of the business combination. SPAR Rights Agreement and SPARC amended and restated certificate of incorporation.

Redemption

Stockholders who do not wish to participate in a transaction can redeem their shares. The issuer must provide for redemption in connection with a stockholder vote on the business combination, or provide an opportunity for redemption via tender offer. NYSE Listing Rule 102.06(b) and (c).

Stockholders who do not wish to participate in a transaction can redeem their shares. The issuer must provide for redemption in connection with a stockholder vote on the business combination, or provide an opportunity for redemption via tender offer. NASDAQ Listing Rule IM-5101-2(d) and (e).

No express provision.

SPAR holders who do not wish to participate in the business combination do not exercise their SPARs (or may sell their SPARs in the market). There are no Public Shares outstanding to be redeemed, or funds to be returned to SPAR holders at that time.

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
Waiver of Rights by Founding Stockholders

The founding stockholders must waive their rights to participate in any liquidation distribution with respect to all shares owned prior to the IPO or purchased in any private placement. NYSE Listing Rule 102.06(f).

		No express provision.	No express provision.

The Sponsor and its affiliates must waive any right to receive funds upon the liquidation of the Custodial Account in respect of all securities of the company owned prior to the Distribution or purchased in a private placement. SPAR Rights Agreement and SPARC amended and restated certificate of incorporation.

Comparison of Certain Numerical and Corporate Governance Requirements for Listing / Quotation

A securities exchange, such as the NYSE or NASDAQ, is registered with, and regulated by, the SEC under Section 6 of the Exchange Act. Companies that list on a securities exchange are subject to the rules, or “listing standards”, governing all companies listed on that exchange. Companies whose securities are not listed on an exchange may be traded through other marketplaces or quotation services, such as the OTC Markets Group, Inc., which may have other “quotation standards”. Generally speaking, listing standards on an exchange are considered more stringent than quotation standards on marketplaces or quotation services, and accordingly higher quality companies typically list on an exchange, rather than quote on marketplaces or quotation services.

We expect that our SPARs, when they become transferable, will be quoted on the OTCQX. The OTCQX requires blank check companies to comply with the OTCQX U.S. initial quotation standards which are less stringent than the listing requirements applicable to special purpose acquisition companies on the NYSE or NASDAQ.

Generally, securities exchanges have quantitative and corporate governance related initial listing standards. In the case of SPACs initially listed on the NYSE, the primarily quantitative standards are (i) an IPO price per share of at least $4.00, (ii) an aggregate market value of $100 million, (iii) a market value of publicly held shares of $80 million, and (iv) 300 round lot holders and a minimum of 1,100,000 publicly held shares. NYSE corporate governance requirements, among others, include that (i) listed company boards consist of a majority of independent directors and meet in executive sessions without management; (ii) listed companies have nomination, compensation and audit committees composed entirely of independent directors; and (iii) listed companies establish corporate governance guidelines and a code of business conduct and ethics. NYSE-listed companies must also hold annual meetings of stockholders and obtain stockholder approval for certain matters, regardless of whether such approval is required under law or by the company’s governing documents, including the adoption of equity compensation plans, the issuance of common stock in excess of 20% of the company’s outstanding common stock at a price lower than the “minimum price” (generally, the trading price of the common stock at the time of signing a binding agreement in connection with such issuance), the issuance of common stock to related parties and change-of-control transactions. NYSE-listed companies are also generally prohibited from taking actions that would disproportionately reduce the voting power of stockholders, such as the issuance of “super-voting” stock. SPACs listed on NASDAQ have similar initial listing and corporate governance requirements.

OTCQX U.S. initial quotation standards require (i) that a quoted company not be “penny stock”, which we will demonstrate by having filed, prior to the effectiveness of the Registration Statement, an audited balance sheet reflecting net tangible assets of at least $5,000,001, as described elsewhere in this Report, (ii) a minimum bid price of at least $0.10, (iii) an aggregate market capitalization of $10 million, (iv) and aggregate public float of $20 million, (v) 50 round lot holders, and (vi) that the quoted company be an SEC reporting company. OTCQX corporate governance requirements include that quoted company boards include at least two independent directors and have a majority independent audit committee. Generally, OTC Markets Group, Inc. reserves the right to grant exemptions to its initial quotation standards in its sole and absolute discretion.

We will be subject to the requirements of the OTCQX only during the period in which our SPARs are quoted on the OTCQX, and we will not be subject to the corporate governance requirements of the NYSE or NASDAQ at any time prior to the consummation of our business combination. As a result, we will not be required to have a majority of independent directors or to maintain separate nomination, compensation or audit committees, nor will any such committee be required to be comprised entirely of directors meeting the independence standards applicable to such committee, or to maintain a written charter setting forth the committee’s responsibilities. We will not be required to have a financial expert on our audit committee and we will not be subject to the NYSE requirement that related party transactions be reviewed in advance by the audit committee. During the period in which we are quoted on the OTCQX, we will be required to have at least two independent directors and a majority of the audit committee members must be independent (unless we are granted an exemption from such requirements by the OTCQX). In addition, the independent members of board of directors will not be required to meet in executive sessions, and we will not be required to maintain or make publicly available corporate governance guidelines or a code of business conduct and ethics, as would otherwise be required under the NYSE listing rules. We will not be required to obtain stockholder approval for any matters other than as required by law, our Charter or Bylaws, or other contractual agreement.

These corporate governance provisions, among other things, set forth specific responsibilities for board committees in their oversight and/or determination of: officer and director compensation; compensation-related disclosures and the hiring of compensation consultants; internal audit and finance functions, legal and regulatory compliance, hiring and evaluation of external auditors and the integrity of financial statements and financial disclosures; the identification of director candidates and the board’s internal evaluation of its performance; and company policies with respect to conflicts of interest, legal compliance and ethics.

Our Charter and the SPAR Rights Agreement require us to comply with the corporate governance provisions of the NYSE listing rules (without giving effect to any exceptions applicable to controlled companies). However, unlike companies listed on a national securities exchange, we will not be subject to any requirement to affirm our compliance with such provisions, nor will we have the substantial consequence of a possible de-listing in the event we do not comply. Further, these and any other provisions of our Charter may be amended by our Sponsor alone.

Liquidation of Company if No Business Combination

If we are unable to complete our business combination and our SPARs expire (at the earlier of 10 years from the date the SPARs were first distributed (or upon an Early Termination), we will, as promptly as reasonably possible and subject to the approval of our stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Any remaining assets of the Company will be distributed to the holders of our Sponsor Shares, which is expected to consist solely of the Sponsor Shares held by our Sponsor, subject to applicable law.

Prior to our dissolution, funds held in the Custodial Account, if any, will be returned to all electing SPAR holders on a pro rata basis. All costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the Company’s remaining assets, which may not be sufficient for such purpose. SPAR holders will have no right to the assets of our company in the event of our dissolution or bankruptcy.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including from blank check companies (including SPACs), private equity fund sponsors and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Furthermore, the fact that holders of our SPARs may decline to exercise such SPARs could reduce the resources available to us for our business combination, as well as the potential future dilutive effect of the Sponsor Warrants and Advisor Warrants, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our business combination.

Employees

We currently have four officers. Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. In addition, we have an Investment Team comprised of eight members, who are employed by PSCM. We believe our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose the special purpose acquisition companies sponsored by affiliates of PSCM, including PSTH) amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

Item 1A. Risk Factors

Summary of Risk Factors

This summary does not address all of the risks that we face. You should consider carefully all of the risks described below, together with the other information contained in this Report and the prospectus associated with our distribution, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•
Our SPARs are generally non-transferable at all times other than in connection with the SPAR Holder Election Period.
•
Our company structure is the first of its kind and is subject to market uncertainties that may cause the market price of our SPARs to be volatile.
•
The quotation of SPARs on the OTCQX marketplace, rather than being listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Global Market, may present significant risks to the holders of SPARs, including lower availability and efficiency of market price quotations, significantly less liquidity, increased trading costs, the absence of certain corporate governance protections, and the applicability of state securities laws that could result in restrictions on the sale of our SPARs.
•
We may fail to maintain the quotation of our SPARs on the OTCQX and an active and orderly trading market in our SPARs may not develop.
•
We may never enter into a definitive transaction agreement with respect to our business combination, in which case our SPARs will expire worthless.

•
We expect the receipt of our SPARs to be taxable to U.S. Holders. If a U.S. Holder’s SPARs expire unexercised, the holder’s resulting capital losses may be subject to limitation.
•
SPAR holders will not be entitled to vote on our proposed business combination, which means we may complete our business combination even if a majority of SPAR holders do not support the transaction.
•
Past performance by Pershing Square, PSTH, Justice Holdings, Ltd. or our Management Team may not be indicative of our future performance.
•
Because no minimum subscription is required and because we will not have commitments from our SPAR holders for any amount we seek to raise in connection with the exercise of SPARs, we cannot assure you of the amount of proceeds that we will receive, and accordingly, cannot assure you or our potential business combination counterparty of the funds we will have available for our business combination.
•
The ability of our SPAR holders to elect not to exercise their SPARs may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

RISKS RELATED TO OUR SUBSCRIPTION WARRANTS

Our company structure is the first of its kind and is subject to substantial market uncertainties, including whether an active and orderly trading market will develop, that may cause the trading price of our SPARs to be volatile.

We have distributed our SPARs and intend to identify a business combination target and raise funds to consummate our business combination through the exercise of our SPARs by our SPAR holders. To our knowledge there are no comparable companies that have utilized this structure and no established trading market exists for such subscription warrants. Our SPARs are subject to market uncertainties, including, among others, whether the initial recipients of our SPARs are likely to retain or sell their SPARs during the SPAR Holder Election Period, whether an active and orderly trading market for our SPARs will develop during the SPAR Holder Election Period and whether potential business combination counterparties will find our structure to be attractive. Unlike the shares of a SPAC, which may trade at or below their per-share redemption value due to, among other reasons, a market expectation that its business combination will result in a decline in share price below the redemption value, the equivalent scenario for our SPARs would imply a negative market price. However, our SPARs will only be able to trade at positive prices; accordingly, if the market expectation is that the Public Shares that will be issued in our business combination will trade at a price below the announced Final Exercise Price, it is likely that our SPARs would trade at a very low price, or not at all. The likelihood of an active trading market being maintained during the SPAR Holder Election Period could be negatively impacted by, among other things, negative developments or rumors regarding our proposed business combination, unfavorable regulatory developments, or other factors that cause our SPARs to not maintain a positive trading price. These uncertainties could cause the trading price of our SPARs to be volatile and you may be unable to sell our SPARs at an attractive, or any, price.

Our SPARs are generally non-transferable at all times other than in connection with the SPAR Holder Election Period.

Our SPARs are generally not transferable prior to the time at which we have distributed an effective Business Combination Registration Statement, and they will again be generally non-transferable upon the earlier of the submission of an Election or the time that is two trading days prior to the end of the SPAR Holder Election Period. As a result, holders of our SPARs will not be able to trade or sell their SPARs during most periods in the life of our company, even in private transactions. SPAR holders will likely have difficulty determining the market value of their SPARs during these periods. Following the SPAR Holder Election Period, SPAR Holders who wish to change their Election decision will not be able to do so, subject to limited exceptions, and will not be able to sell or transfer their SPARs.

SPARs may be transferred: (i) upon death by will or intestacy; (ii) by instrument to an inter vivos or testamentary trust in which the SPARs are to be passed to beneficiaries upon the death of the trustee; (iii) pursuant to a court order; or (iv) by operation of law, including a consolidation or merger, or in connection with the dissolution of any partnership, limited liability company, corporation or other entity.

Quotation on the OTCQX marketplace, rather than being listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Global Market, may present significant risks to the holders of SPARs.

Our SPARs will become transferable in connection with the SPAR Holder Election Period. We intend to have our SPARs quoted on the OTCQX marketplace of the OTC Markets Group or other quotation service. This will require, among other things, that at least one market maker publishes quotations for SPARs, and that a Form 211 is submitted to, and approved by, FINRA. The quotation of SPARs on the OTCQX marketplace, as compared to being listed on a national securities exchange such as the NYSE or the NASDAQ, may present significant risks to the holders of SPARs, including:

•
a limited availability of market quotations for our securities and reduced efficiency or accuracy of such quotations;
•
reduced liquidity for our securities;
•
a determination that our SPARs are a “penny stock,” (if we fail to meet other criteria for not being deemed a “penny stock,” such as the requirement that we have net tangible assets in excess of $5.0 million) which will require brokers trading in our SPARs to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage;
•
a decreased ability to issue additional securities or obtain additional financing in the future;
•
an inability to offer or sell our securities in certain states due to the applicability of state securities laws; and
•
the absence of certain corporate governance protections applicable to companies with exchange-listed securities.

If we are unable to maintain the quotation of our SPARs on the OTCQX or another over-the-counter marketplace, your ability to sell your SPARs during the SPAR Holder Election Period will be limited to private transactions, or you may not be able sell your SPARs at all. Transactions effected on the OTCQX will likely have higher transaction costs than those for a listed security, and private transactions may have higher transaction costs than those conducted on the OTCQX,

Our SPARs will be eligible for quotation for a period of 18 months from their initial quotation, pursuant to an exemption from the securities rules governing the publication and submission of quotations by broker-dealers and qualified interdealer quotation systems. If this exemption or any other exemption is not available, the quotation of SPARs will require a broker-dealer or quotation system to comply with certain requirements, which may include, among other things, that we have current financial information publicly available, that such broker-dealer or quotation system has a reasonable basis to believe our information is accurate in all material respects, and that an application be filed with FINRA prior to publishing a quotation. It is possible that any such procedures, if available, would have to be carried out on an ongoing basis. Broker-dealers and quotation systems may be unable or unwilling to meet the requirements for quoting our SPARs following this 18-month period, in which case you will only be able to transfer your SPARs (at a time when they are transferable) in private transactions, if at all.

In addition, although we intend that the Public Shares of the post-combination company will be listed on a national securities exchange, and we expect that such listing will be a closing condition to our business combination, there is no guarantee we will be able to obtain or maintain such listing of our Public Shares. We expect that the initial listing of the post-combination company would have to meet the listing exchange’s initial listing criteria for companies conducting an IPO, which in some cases are more stringent than those applicable to companies carrying out a de-SPAC transaction. If we fail to satisfy a closing condition that requires the Public Shares to be listed on a national securities exchange, we may be unable to consummate our business combination and your SPARs could expire worthless, or the Public Shares you receive may be quoted on the OTCQX marketplace, which may negatively impact your investment for the reasons set forth above.

Because we will not be listed on a national securities exchange, we will not be required to comply with corporate governance provisions generally applicable to other blank check companies.

Although our Charter and SPAR Rights Agreement require us to comply with the corporate governance provisions of the NYSE listing rules, these documents may be amended (in the latter case, with the approval of a majority of the SPAR holders). Unlike most blank check companies, we will not be required to affirm our compliance with these requirements, and will not be subject to delisting in the event we fail to comply with these requirements. Accordingly, we may have less incentive to comply with these corporate governance requirements.

The NYSE listing rules require, among other things, that listed companies have (i) boards comprised of a majority of independent directors and meet in executive sessions without management; (ii) nomination, compensation and audit committees composed entirely of directors that meet the independence standards applicable to such committee, and an audit committee that includes a financial expert; (iii) corporate governance guidelines and a code of business conduct and ethics that are made publicly available; (iv) meetings of independent directors in executive session; (v) annual meetings of stockholders; and (vi) stockholder approval for certain matters, regardless of whether such approval is required under law or by the company’s governing documents, including the adoption of equity compensation plans, the issuance of common stock in excess of 20% of the company’s outstanding common stock at a price lower than the “minimum price” (generally, the trading price of the common stock at the time of signing a binding agreement in connection with such issuance), the issuance of common stock to related parties and change-of-control transactions. NYSE-listed companies are also generally prohibited from taking actions that would disproportionately reduce the voting power of stockholders, such as the issuance of “super-voting” stock.

We will be subject to the corporate governance requirements of the OTCQX only during the period in which our SPARs are quoted on the OTCQX. During this period, we will be required to have a board with at least two independent directors and a majority of independent directors on the audit committee. The requirements of the OTCQX are significantly less stringent than those of the NYSE or NASDAQ, and may be waived in the sole discretion of the OTCQX.

As a result, market participants may have less confidence in the ability of our board to maintain good corporate governance practices and fulfill its responsibilities, which may negatively impact the willingness of SPAR holders to invest in our business combination, and accordingly may negatively impact the market for SPARs when they become transferable.

SPARs are a novel security, and vendors and other market participants, such as DTC, DTC participants, our securities quotation marketplace, our transfer agent, our custodian, and blue sky and other regulators, and potential business combination counterparties, have no experience in administering or otherwise engaging with SPARs or companies such as ours, which may present execution and other risks to the holders of SPARs.

Our company structure is the first of its kind and involves different phases of operation, including the initial distribution of SPARs, the Search Period, the Disclosure Period, the SPAR Holder Election Period and the Closing Period. In each of these phases, we will engage with vendors and other market participants in distributing and administering our SPARs and in executing our business of engaging in a business combination. Because our company structure has not previously been utilized, vendors and other market participants may not have established procedures for tasks they are contractually obligated, or otherwise wish, to perform. Our transfer agent and DTC participants, in particular, were involved in the Distribution of SPARs, but to our knowledge a similar distribution has not occurred to previous holders of a SPAC and DTC participants may not have previously held similar, non-transferable securities in customer accounts. Similarly, there are no similar instruments quoted on our securities quotation marketplace; blue sky and other regulators will not have familiarity with the SPAR instrument in connection with previous reviews of similar instruments; and our ability to restrict SPARs from trading once an Election is made by such SPAR holder will likely be subject to novel procedures at DTC. Potential business combination counterparties will also be unfamiliar with our structure, which could reduce interest in transacting with us. In each of these instances, the novel nature of SPARs and our company may cause errors in execution, delay, or other unforeseen problems that will not have previously been experienced and solved in connection with the offerings of other similar companies.

Our SPARs, when they become transferable, may be difficult to value, and may be susceptible to rumors and market manipulation, presenting significant risks to investors.

As a blank check company with no operations other than the identification and consummation of a business combination, the value of our securities is largely dependent on market expectations of (i) the value of our proposed business combination (following entry into a Definitive Agreement) and (ii) the likelihood of our consummating the proposed business combination. As such, the market price of our SPARs, which will only be transferable in connection with the SPAR Holder Election Period, could be significantly impacted by rumors regarding the status of a pending transaction. Further, because we expect that the value of our SPARs will reflect the expected per-share value of our business combination in excess of the applicable exercise price, the market price of our securities is likely to be low. Securities that trade at low prices may be more susceptible to market manipulation, which can cause significant changes in market prices to the detriment of other investors. Because we are using a novel structure and issuing a novel security, it is possible that market prices may be less efficient than is the case with conventional blank check company securities and that, even in the absence of manipulation or fraudulent trading practices, the price of our SPARs will not reflect the value of our proposed business combination. Additionally, our SPARs may not necessarily trade at a price that is indicative of the value of the new public company after the completion of the business combination because of uncertainties associated with the closing conditions and the operation of the combined company thereafter, the susceptibility of the SPARs to rumors and market manipulation, the risks associated with trading on the OTCQX instead of NYSE or NASDAQ, and conflicts of interests related to our Sponsor.

We may never enter into a Definitive Agreement with respect to our business combination, in which case our SPARs will expire worthless.

We intend to identify an attractive target business, negotiate a Definitive Agreement, enable holders to exercise their SPARs, and consummate our business combination. If we are unable to identify a suitable business combination target, are unable to negotiate an acceptable Definitive Agreement or consummate a business combination within 10 years of the date on which the SPARs were first distributed, our SPARs will expire worthless. Our ability to accomplish our goal is dependent on numerous factors, many of which are beyond our control, including: general economic and market conditions, such as downturns in the economy and recessions; the level of activity in the mergers and acquisitions and financing markets; market perceptions of other companies formed for the purpose of a business combination (such as SPACs); and market perceptions of our structure, our Sponsor and our management. If our SPARs expire worthless due to our failure to consummate a business combination, the initial recipients of our SPARs who held our SPARs may have lost the opportunity to have sold them at market prices during the SPAR Holder Election Period.

After entering into a Definitive Agreement, we may fail to complete our business combination.

After entering into a Definitive Agreement, it is possible that the Definitive Agreement will be terminated, that our business combination partner breaches its obligations under the Definitive Agreement, that we or our business combination target are unable to satisfy the closing conditions for our business combination, or that we are legally enjoined from or otherwise unable to consummate the transaction. If this occurs other than in connection with a Closing Period Extension, all Elections will be rejected, our SPARs will remain outstanding, will continue to be held by their respective holders and will again become generally non-transferable. In such case, we will search for an alternative business combination, but will have consumed resources and our available time to consummate such a transaction, and may be unable to enter into a new definitive agreement and consummate such alternative business combination before the end of the 10-year period in which our SPARs may be exercised. If the business combination is abandoned during a Closing Period Extension, or due to a failure to consummate the transaction by the Closing Deadline or the date that is 10 years from the date the SPARs were first distributed, all proceeds held in the Custodial Account, with interest (if any), will be returned from the Custodial Account to the holders who have submitted payment on a pro rata basis. In such case, the SPARs will have expired worthless, and our company will liquidate. The initial recipients of our SPARs, if still holders at such time, may have lost the opportunity to have sold them during the SPAR Holder Election Period, and purchasers of our SPARs in the secondary trading market will have lost their entire investment.

Operating a blank check company and consummating a business combination are subject to significant regulatory and litigation risks and there is no assurance we will be able to complete a business combination. PSTH, a special purpose acquisition company that was sponsored by an affiliate of Pershing Square, failed to complete a business combination, and we may fail to complete our business combination. PSTH was also subject to litigation alleging that it was an unregistered investment company, and we may be subject to litigation with respect to regulatory or other issues.

PSTH, a special purpose acquisition company that went public in July 2020 and was sponsored by an affiliate of Pershing Square, did not consummate an initial business combination agreement it had entered with Universal Music Group, or any other business combination, within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved. PSTH decided not to consummate the transaction with Universal Music Group after, among other reasons, the SEC indicated that it did not agree with PSTH’s view that a stock purchase constituted a valid “business combination” under the NYSE rules applicable to special purpose acquisition companies. In addition, PSTH was sued by private plaintiffs who alleged that PSTH was an unregistered investment company. SPARC may face other regulatory or litigation challenges and there can be no assurances that we will be able to complete a business combination.

We may have limited recourse if our business combination partner breaches its obligations under the Definitive Agreement and declines to consummate the business combination.

If our business combination partner attempts to abandon the business combination, we will determine whether or not to pursue any available legal remedies to complete the business combination. Our ability to pursue the business combination will depend, among other factors, the likelihood of being able to resolve the dispute, the expected time required to do so, and our prospects for identifying an alternate transaction and consummating it prior to the expiration of our SPARs. If such event occurs during the Closing Period, we may determine to abandon a transaction even if we believe we are legally entitled to consummate the transaction, or be forced to abandon the transaction at the Closing Deadline, in which event we would have to liquidate our company. In certain circumstances, this may provide a potential business combination partner with negotiating leverage to obtain an amendment or waiver of terms in the Definitive Agreement in a manner less favorable to us. SPAR Holders will not have the right to vote on any amendment to the Definitive Agreement, and we will revoke previously made Elections only in the limited circumstance of a Materially Adverse Amendment. Our ability to mitigate this risk will depend, in part, on the remedies for breach that we are able to obtain in the Definitive Agreement, which we cannot predict. As a result, SPAR holders could lose some or all of their investment, have lost the opportunity to sell their SPARs at a higher price, and may receive a lower or negative return on their Public Shares once issued.

We expect the receipt of our SPARs to be taxable to U.S. Holders. If a U.S. Holder’s SPARs expire unexercised, the holder’s resulting tax losses may be limited.

U.S. Holders may have recognized ordinary income upon their receipt of our SPARs in an amount equal to the fair market value of our SPARs when received. Because we are not making a cash distribution, some U.S. Holders may be required to fund the tax liability from other sources. Additionally, backup withholding may apply to recipients of SPARs who do not provide the necessary documents and certifications.

Notwithstanding that we expect a U.S. Holder to recognize ordinary income upon receipt of our SPARs, if a U.S. Holder does not exercise the SPARs or they expire, then the U.S. Holder should recognize a capital loss at that time. A U.S. Holder’s ability to use capital losses may be subject to limitations.

The Final Exercise Price, which we may increase at the time we enter into a Definitive Agreement, is not an indication of the likely fair value of shares of the post-combination company.

Our Board will determine the Final Exercise Price in order to provide our company with capital to finance our business combination. There is no maximum to the exercise price we may set, and each SPAR must be exercised in full, for two Public Shares. At the Final Exercise Price, some SPAR holders may be unwilling or unable to pay the Final Exercise Price with respect to all of their SPARs.

SPAR holders who do not wish to exercise all of their SPARs may choose to sell their SPARs, although there is no guarantee that they will be able to do so at a favorable price, if at all. If they are unable to sell their SPARs, their Unelected SPARs will expire worthless. If a significant number of SPAR holders attempt to sell their SPARs as a result of a high Final Exercise Price, this may depress the market price of the SPARs, and result in fewer SPARs being exercised, reducing the proceeds available to fund our business combination, potentially below the amount required to consummate our business combination.

The Final Exercise Price will be determined by taking into account a variety of factors, and is not necessarily an indication of the fair value of shares of the post-combination company, particularly as the valuation of the post-combination business reflected in the Definitive Agreement may not be accurate at the time we enter into the Definitive Agreement, and may not be accurate at the time you submit an Election or receive your Public Shares.

You should not consider the Final Exercise Price of our SPARs as an indication of the value of our company, the SPARs or, once issued, our Public Shares. You should not assume or expect that our Public Shares, once issued, will trade at or above the exercise price paid. We cannot guarantee that an active and orderly trading market will develop in our Public Shares. The market price of our Public Shares may decline after the business combination, and you may not be able to sell such securities at a price equal to or greater than the Final Exercise Price. Prior to the SPAR Holder Election Period, we will provide the holders of our SPARs with information regarding the proposed transaction. You should make your own assessment of our business combination, our prospects for the future, the terms of the proposed transaction and the value of the Public Shares.

Because we have the ability to establish the Final Exercise Price in any share amount equal to or greater than $10.00 without an upper limit, the Final Exercise Price could be established at a price which could require a SPAR holder to make a significant capital outlay. If such Final Exercise Price exceeds the investor’s available funds, they will not be able to exercise the SPARs or participate in any future appreciation.

Because we have the ability to establish the Final Exercise Price at a price greater than $10.00 per Public Share without an upper limit, it may be difficult for certain investors to raise the necessary capital to pay the Final Exercise Price and exercise their SPARs. If investors do not have sufficient liquidity and capital resources to pay such an exercise price, they will not be able to exercise their SPARs and receive their shares of Common Stock upon the closing of our business combination or participate in any future potential appreciation of such shares of Common Stock. If SPARs are not exercised by the end of the SPAR Holder Election Period and the business combination closes, then any unexercised SPARs will expire worthless and the SPAR holder will not be entitled to any additional compensation.

You will not be able to revoke your Election to exercise your SPARs or have your exercise payment returned to you, and you will be restricted from transferring your SPARs following the earlier of your Election and the second business day prior to the end of the SPAR Holder Election Period.

A SPAR will become generally non-transferable upon the submission of an Election and, for SPARs with respect to which no Election has yet been submitted, the date that is two trading days prior to the end of the SPAR Holder Election Period. Once you submit an Election and exercise payment with respect to a SPAR, you will not be able to sell or transfer such SPAR, and you will not be able to revoke or change your Election. If a Materially Adverse Amendment is made to the Charter or Definitive Agreement during the SPAR Holder Election Period or the Closing Period, we will cause all previous Elections of SPARs to be revoked, return all funds from the Custodial Account that were tendered at the Final Exercise Price in connection with such Elections and hold or re-open the SPAR Holder Election Period for an additional 20 business days. Our Charter provides that amendments to the Definitive Agreement entered into during the Closing Period in order to permit us to raise additional funds to satisfy financing or other closing conditions set forth in the Definitive Agreement will not be deemed to be a Materially Adverse Amendment so long as (i) the additional funds are raised by selling additional Public Shares to third parties (or to the Additional Forward Purchaser or other of our affiliates) in private placements at the Final Exercise Price and (ii) the number of such Public Shares sold, together with the Public Shares issued in respect of Elected SPARs, does not exceed the total number of Public Shares that would have been issued had all SPARs been elected to be exercised.

If a Materially Adverse Amendment to the SPAR Rights Agreement is proposed during the SPAR Holder Election Period or the Closing Period, such amendment must be approved by the holders of a majority of the SPARs present and voting for or against the matter. SPAR holders may choose to vote for or against the amendment or to abstain. In connection with the foregoing, we will revoke all Elections previously made, return all funds tendered, and hold the SPAR Holder Election Period open for an additional 20 business days. In all other circumstances, including amendments other than Materially Adverse Amendments, Elections will be final and irrevocable, unless our Board, in its sole discretion, determines otherwise.

Electing SPAR holders will have agreed to have their exercise payments released to us from the Custodial Account in connection with the Closing, and will not be able to cancel or prevent the exercise of their SPARs, which will occur automatically and concurrently with the consummation of our business combination. Accordingly, if you submit an Election to exercise your SPARs and you later learn information about us or the proposed business combination that you consider unfavorable to the exercise of your SPARs, you may not revoke or change your exercise or sell your SPARs and will not be able to have your exercise payment returned to you (subject to the limited exceptions described above). In addition, we cannot predict how these restrictions on transferability and revocation, or other features of SPARs, will impact the trading price of our SPARs during the SPAR Holder Election Period.

Our Board may, in certain circumstances, extend the SPAR Holder Election Period or Closing Period.

Our Board, in certain circumstances, will be required to extend the SPAR Holder Election Period. Our Board will have sole discretion in deciding to extend or postpone the SPAR Holder Election Period, and as to the duration of any extension or postponement (subject to an overall limit that investor funds be held in the Custodial Account no longer than 10 months from the start of the SPAR Holder Election Period). Possible circumstances in which the Board may postpone or extend the SPAR Holder Election Period include, but are not limited to: Materially Adverse Amendments to the Definitive Agreement, Charter or SPAR Rights Agreement; disputes with our business combination partner; and requirements under applicable law. During the Closing Period, our Board may extend the Closing Period if (i) our business combination partner breaches its obligations under the Definitive Agreement in a manner that frustrates the consummation of the business combination and our Board determines to enforce its legal rights under the Definitive Agreement to specific performance or (ii) we are enjoined by a governmental authority from consummating the transaction and are permitted under applicable law to appeal such injunction. If our Board determines to do so, rather than abandoning the business combination, the Final Exercise Proceeds will be held in the Custodial Account pending resolution of the matter. In no event will we hold investor funds beyond the date that is 10 months from the start of the SPAR Holder Election Period.

The Final Exercise Price of our SPARs will not be determined until the time at which we enter into a Definitive Agreement.

At the time that we enter into a Definitive Agreement with respect to our business combination, we will announce the Final Exercise Price, which will be a minimum of $10.00 per share (or $20.00 to exercise each SPAR) and is not subject to an upper limit. Following this announcement, the Final Exercise Price will be reflected in the Business Combination Registration Statement and will not be further adjusted. Accordingly, during the Search Period, you will not know the exercise price you will have to pay to exercise your SPARs and acquire Public Shares. This, particularly in the absence of a trading market (as our SPARs are generally non-transferable at such time), will result in uncertainty as to the value of our SPARs. At substantially higher Final Exercise Prices, holders who would otherwise wish to exercise all of their SPARs may not have sufficient funds to do so, and would be required to either sell or not exercise a portion of their SPARs, which could depress the trading price of our SPARs or reduce the Final Exercise Proceeds we receive, which may negatively impact our ability to consummate our business combination.

If you do not act on a timely basis and follow the exercise instructions, your Election to exercise your SPARs could be rejected, and if your payment is not received on a timely basis, you may not be issued any Public Shares.

SPAR holders who desire to acquire Public Shares must submit a valid Election and make payment of the applicable exercise price prior to the end of the SPAR Holder Election Period, and must act on a timely basis and ensure that all required forms and funds are actually received by the SPAR rights agent. If your Election and payment are not received on a timely basis, your SPARs will expire worthless. If you are a beneficial owner of SPARs in “street name”, you must act promptly to ensure that your broker, dealer, custodian bank or other nominee acts for you and that all required forms and payments are actually received by the SPAR rights agent prior to the end of the SPAR Holder Election Period. We are not responsible if your broker, dealer, custodian bank or nominee fails to ensure that all required forms and payments are actually received by the SPAR rights agent, and all payments clear, prior to the end of the SPAR Holder Election Period.

If you fail to complete and sign the required forms, send an incorrect payment amount or otherwise fail to follow the procedures that apply to the Election and exercise of SPARs, or your payment does not clear prior to the end of the SPAR Holder Election Period, the SPAR rights agent may, depending on the circumstances, reject your exercise notice or accept it only to the extent of any payment that was timely received and cleared. Neither we, nor the SPAR rights agent, undertakes to contact you concerning an incomplete or incorrect subscription form or payment, nor are we or the SPAR rights agent under any obligation to correct such forms or payments. We have the sole discretion to determine whether the exercise of your SPARs properly and timely follows the exercise procedures.

In addition, in connection with a Materially Adverse Amendment to the SPAR Rights Agreement during the SPAR Election Period, you must submit your vote on a timely basis in order for it to be counted.

Prior to the SPAR Holder Election Period, we will file the Business Combination Registration Statement, which will include detailed instructions on how to exercise your SPARs.

There may be delays in the issuance of our Public Shares or the return of exercise payments.

We intend to issue our Public Shares concurrently with the consummation of our business combination, and we expect that the Closing will occur approximately 10 business days after the SPAR Holder Election Period ends. However, in certain circumstances, such as a breach by our business combination partner that frustrates the consummation of our business combination, or an injunction against consummating the transaction by a governmental authority that we are permitted under applicable law to appeal, we may seek to pursue our available legal remedies and, in connection therewith, our Board may decide to extend the Closing Period up to the date that is 10 months from the start of the SPAR Holder Election Period. Such an extension could result in a significant delay in the issuance of Public Shares, during which time we will continue to hold exercise payments in the Custodial Account, and which will not give rise to a revocation right other than in certain limited circumstances. In the event that we abandon our business combination, we intend to return payments to electing SPAR holders as promptly as practicable, and in any event within five business days. We caution, however, that there may be operational difficulties experienced by our service providers in administering the Election, payment, exercise and/or refund processes, as there is no precedent for our transaction structure. In such case, electing SPAR holders may experience a delay in receiving their Public Shares following the consummation of the business combination or having their funds returned to them.

Our Sponsor will have the right to elect all of our directors prior to our business combination, and holders of our SPARs will have no ability to elect our directors.

Our Sponsor does not presently intend to issue Common Stock to third parties prior to the consummation of our business combination, and will be restricted from transfers of its Common Stock other than to Affiliate Transferees. Any such transferee will be subject to the transfer restrictions in the subscription agreement between us and our Sponsor and will be required to vote any such shares in favor of any business combination that we negotiate and submit for approval to our stockholders. Accordingly, our Sponsor (or its Affiliate Transferees), as holder of the Sponsor Shares, will be our only stockholder and will have the exclusive right to elect all of our directors prior to our business combination, and will be the sole party entitled to vote on the removal of directors prior to our business combination.

Our public investors will not have the opportunity to vote on our proposed business combination or any other matter submitted for stockholder approval prior to the consummation of our business combination, which means we may complete our business combination or amend certain agreements even if a majority of holders of our SPARs do not support the transaction or such amendment.

Holders who have elected to exercise their SPARs will not be issued any Public Shares until the consummation of our business combination, and accordingly, have no rights as stockholders of our company until the business combination has been consummated. Prior to the consummation of our business combination, our Sponsor will be our sole stockholder. As a result, any stockholder approval required by applicable law or exchange rules will be satisfied by the vote of our Sponsor. Accordingly, we may enter into or amend agreements, including the Definitive Agreement, for which stockholder approval is required and complete our business combination even if a majority of holders of our SPARs do not support the transaction. If holders of a significant number of our SPARs were to sell their SPARs during the SPAR Holder Election Period because they did not support the transaction, the trading price of our SPARs may be reduced and it is possible that fewer SPARs would be exercised, reducing the capital available to fund our business combination and possibly causing us to be unable to complete our business combination.

If you do not support the business combination, your recourse will be limited to (i) declining to submit an Election, if you have not already done so, in which case your SPARs will expire worthless, or (ii) selling your SPARs, if they are unelected and it is prior to the second trading day before the end of the SPAR Holder Election Period. In all other circumstances, if we decide to proceed with the business combination, your exercise payment will be released to us and your SPARs will be exercised.

You will have no approval rights in connection with amendments to our Charter or the agreements to which we are a party prior to the SPAR Holder Election Period (other than a Materially Adverse Amendment to the SPAR Rights Agreement), and only limited rights in connection with amendments to the Charter and certain of those agreements during the SPAR Holder Election Period and Closing Period.

The Registration Rights Agreement, the Forward Purchase Agreements, the Sponsor Warrant and the Advisor Warrant, and our Charter, Bylaws and the Definitive Agreement (when entered), can be amended prior to the SPAR Holder Election Period without the approval of SPAR holders. These agreements contain, or will contain, various provisions that our SPAR holders might deem to be material. For example, certain of these agreements may contain certain lock-up and transfer restriction provisions with respect to our securities, or could have a negative impact on the ownership interest that electing SPAR holders would have in the post-combination company. Amendments to our Charter or such agreements prior to the SPAR Holder Election Period would require the consent of our stockholders (but not SPAR holders) or the applicable parties thereto, respectively, and would need to be approved by our Board, which may do so for a variety of reasons, including to facilitate our business combination, consistent with our directors’ obligations under applicable law. While we do not expect our Board to approve any amendment to our Charter or any of these agreements prior to the SPAR Holder Election Period, it is possible that our Board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any such amendment will be disclosed in our Business Combination Registration Statement related to our business combination and otherwise filed with the SEC in accordance with applicable law. If you do not support an amendment to our Charter or any agreement to which we are a party prior to the SPAR Holder Election Period, your recourse would be limited to declining to submit an Election or to sell your SPARs during the SPAR Holder Election Period.

During the SPAR Holder Election Period and Closing Period, SPAR Holders will have only limited rights in connection with amendments to these documents and to the SPAR Rights Agreement, and then only if any such amendment, in the reasonable, good-faith judgment of our independent directors, would have a materially adverse impact on SPAR holders. We refer to such amendments as Materially Adverse Amendments. Although we do not expect to amend these documents once the SPAR Holder Election Period has begun, and the Definitive Agreement will likely restrict our ability to amend the Charter or SPAR Rights Agreement, we cannot guarantee that no Materially Adverse Amendments will be made or proposed. In addition, our Charter provides that amendments to the Definitive Agreement entered into during the Closing Period in order to permit us to raise additional funds to satisfy financing or other closing conditions set forth in the Definitive Agreement will not be deemed to be a Materially Adverse Amendment so long as (i) the additional funds are raised by selling additional Public Shares to third parties (or to the Additional Forward Purchaser or other of our affiliates) in private placements at the Final Exercise Price and (ii) the number of such Public Shares sold, together with the Public Shares issued in respect of Elected SPARs, does not exceed the total number of Public Shares that would have been issued had all SPARs been elected to be exercised.

In the event of a Materially Adverse Amendment during the SPAR Holder Election Period and the Closing Period, we will (i) file a post-effective amendment to the Business Combination Registration Statement to disclose the Materially Adverse Amendment in accordance with applicable securities laws, (ii) cause all previous Elections of SPARs to be revoked, (ii) return all funds from the Custodial Account that were tendered at the Final Exercise Price in connection with such Elections and (iv) hold or re-open the SPAR Holder Election Period for an additional 20 business days, during which we anticipate the SPARs will trade on the OTCQX marketplace of the OTC Markets Group or other quotation service. If you do not support a Materially Adverse Amendment, your recourse would be limited to declining to submit an Election or to sell your SPARs during the additional SPAR Holder Election Period.

You will not be entitled to the same protections applicable to investors in blank check companies subject to Rule 419 of the Securities Act, and the application of other proposed rules to our company is not clear and may adversely affect our ability to negotiate and complete our business combination.

Because our company has been formed to carry out a business combination with a target business that has not been identified, we may be deemed to be a “blank check company” under the United States securities laws. However, because we have net tangible assets in excess of $5.0 million as a result of depositing at least $5,000,001 of the proceeds from the sale of the Sponsor Shares and the Sponsor Warrants in cash in the Segregated Account, and have filed an amendment to the Registration Statement prior to effectiveness that included an audited balance sheet that reflects having such assets, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations (the “de-SPAC transactions”); (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Although we will seek to comply with such rules to the extent applicable, it may be unclear how such rules would apply to a company that issues subscription warrants, rather than stock, for the purposes of an acquisition. These rules may materially adversely affect our ability to negotiate and complete our business combination and may increase the costs and time related thereto.

You will not be a stockholder of our company until you have been issued Public Shares in connection with our business combination.

If you exercise your SPARs, you will not be issued Public Shares until the consummation of our business combination, and you will have no rights as a stockholder with respect to the Public Shares until they are issued to you. Accordingly, among other things, you will not have the right to vote on any matter presented to our stockholders for their approval, you will not have the right to elect directors, and you will have no right to liquidating distributions from the funds held outside the Custodial Account.

RISKS RELATED TO OUR PUBLIC SHARES AND OUR BUSINESS COMBINATION

Past performance by Pershing Square, PSTH, Justice Holdings, Ltd. or our Management Team may not be indicative of our future performance.

Any past experience and performance of Pershing Square (and the investment funds and co-investment vehicles that it manages or has managed), PSTH, Justice Holdings, Ltd. or our Management Team is not a guarantee (1) that we will be able to successfully identify a suitable candidate for our business combination; or (2) of any results with respect to any business combination we may consummate. You should not rely on the historical record of Pershing Square, PSTH, Justice Holdings, Ltd., or our Management Team’s performance as indicative of the future performance of an investment in us or the returns we will generate or are likely to generate going forward. An investment in us is not an investment in Pershing Square.

Because no minimum number of SPARs will be required to be exercised, and because we will not have commitments from our SPAR holders for any amount we seek to raise in connection with the exercise of SPARs, and because we may increase the exercise price of our SPARs, we cannot assure you of the amount of proceeds that we will receive, and accordingly, cannot assure you or our potential business combination counterparty of the funds we will have available for our business combination.

We are not conditioning the exercise of our SPARs on any minimum number of SPARs being exercised. We do not currently have any commitments from any entities to which we have distributed SPARs that they will exercise our SPARs. Although we may increase the exercise price above the Minimum Exercise Price, which would increase the maximum possible amount of capital we will raise, it is possible that no SPARs will be exercised in connection with the offering. As a result, we cannot assure you or our business combination partner of the amount of proceeds that we will receive from the exercise of SPARs, and therefore, the amount we will have available to consummate our business combination.

In evaluating a prospective target business for our business combination, our management will rely in part on the availability of the funds from the sale of the Forward Purchase Shares to be used as part of the consideration to the sellers in our business combination. If the sale of the Forward Purchase Shares fails to close, for any reason, we may lack sufficient funds to consummate our business combination.

On September 29, 2023, we entered into a Forward Purchase Agreement with the Forward Purchasers (affiliates of our Sponsor), pursuant to which the Committed Forward Purchasers are obligated to purchase an aggregate of at least $250.0 million of Public Shares, at a per-share price equal to the Final Exercise Price. The amount of the Committed Forward Purchase will be proportionately higher to the extent that the Final Exercise Price exceeds $10.00 per share, up to a maximum of $1.0 billion at a Final Exercise Price of $40.00 per share or greater.

The funds from the sale of the Committed Forward Purchase Shares are expected to be used as part of the consideration to the sellers in our business combination, to pay expenses in connection with our business combination, and may be used for working capital by the post-combination company. If the sale of the Committed Forward Purchase Shares does not close by reason of the failure of the Forward Purchasers to fund the purchase price, for example, or for any other reason, we may lack sufficient funds to consummate our business combination. In addition, the Committed Forward Purchasers’ obligations to purchase the Committed Forward Purchase Shares are subject to fulfillment of customary closing conditions, including that our business combination must be consummated substantially concurrently with the purchase of the Committed Forward Purchase Shares. In the event of any such failure to fund, any obligation being so terminated or any such condition not being satisfied and waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us, or at all. In addition, because the Committed Forward Purchasers are affiliates of our Sponsor, we may face a conflict of interest in determining whether to pursue any legal action relating to the Committed Forward Purchase.

Any such shortfall would also reduce the amount of funds that we have available for the completion of our business combination or working capital of the post-combination company.

Our business combination will require approval of a majority of our disinterested independent directors, which we might not obtain.

Our Charter requires that our business combination be approved by a majority of our disinterested independent directors. Unless we receive the requisite board member approvals, we will not be able to enter into a definitive merger or similar agreement relating to our business combination.

The ability of our SPAR holders to elect not to exercise their SPARs may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into our business combination agreement with a prospective business combination partner that requires as a closing condition that we have a stipulated minimum amount of cash. If holders of a significant number of our SPARs were to decide not to exercise their SPARs, and we do not obtain sufficient funds from the sale of our Forward Purchase Shares or from third-party financing, we would not be able to meet such closing condition and, as a result, would not be able to proceed with our business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination with us.

If holders of a significant number of our SPARs were to decide not to exercise their SPARs, we may not be able to optimize our capital structure.

At the time we enter into a Definitive Agreement, we will not know how many of our SPARs will be exercised, and therefore will need to structure the transaction based on our expectations as to the number of SPARs that will be exercised. If the Definitive Agreement requires us to have a minimum amount of available cash at closing, we may need a larger portion of the Additional Forward Purchase to be exercised or arrange for third-party financing, neither of which may occur, or we may need to restructure the transaction. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels, which would limit our ability to optimize our capital structure.

The Additional Forward Purchaser has the right to purchase Additional Forward Purchase Shares up to an aggregate Forward Purchase of $3.5 billion, but has no obligation to make such purchase. At the time that the Additional Forward Purchaser commits to the size of its investment (if any), it will be acquiring shares of our company at the Final Exercise Price, rather than the price that would be result from an arm’s-length negotiation with a third party or would be reflected in the market if the SPARs were transferable at such time.

The Committed Forward Purchasers have committed to purchase no less than $250.0 million of Forward Purchase Shares at the time of our business combination, and the size of this committed amount will increase proportionately to the extent the Final Exercise Price exceeds $10.00 per share, up to a maximum of $1.0 billion at a Final Exercise Price of $40.00 per share or greater. The Additional Forward Purchaser is entitled, but not obligated, to purchase that amount of the $3.5 billion Forward Purchase not allocated, in each case at the Final Exercise Price, to the Committed Forward Purchasers at the Final Exercise Price. The Public Shares purchased pursuant to the Forward Purchase Agreements will be purchased at a per-share price equal to the Final Exercise Price at which SPAR holders will purchase Public Shares. However, at the time that the Additional Forward Purchase amount is announced, and at the time the Forward Purchase is exercised, the value of our Public Shares could be higher or lower than would be obtained in an arm’s length negotiation with an independent third party carried out at such time, or as would be implied by market prices if SPARs were transferable at such time. In such case, the Committed Forward Purchasers will be required to purchase, and the Additional Forward Purchaser might seek to buy, Forward Purchase Shares that the Company would be obligated to sell, even though the Company may be able to obtain equity financing from other sources at a higher price per share. Accordingly, we may be required to sell Forward Purchase Shares at less than their market value. In addition, we will determine the Final Exercise Price based, in part, on the size of the Additional Forward Purchase. Because the Additional Forward Purchaser is an affiliate of our Sponsor, we may face a conflict of interest in determining whether to allocate this investment opportunity to SPAR holders or the Additional Forward Purchaser. The foregoing factors could potentially decrease the willingness of SPAR holders to elect to exercise their SPARs during the SPAR Holder Election Period and reduce the capital we have available to consummate our business combination.

Our ability to raise additional capital or consummate our business combination may be adversely impacted if the Additional Forward Purchaser declines to exercise its right to purchase Forward Purchase Shares.

The Additional Forward Purchaser has the right, but not the obligation, to purchase that amount of the Forward Purchase (a total of $3.5 billion) that is not allocated to the Committed Forward Purchasers. If our Board determines that our business combination requires additional capital, and the Additional Forward Purchaser (or Affiliate Transferees) does not exercise this right in part or in full at the time we enter into a Definitive Agreement, our ability to consummate our business combination may depend in part on our ability to raise debt financing or additional capital from third-party investors. This could negatively impact the market price of our SPARs and reduce the extent to which SPAR holders elect to exercise their SPARs, which could further increase our need to obtain additional capital in order to consummate the transaction.

If the proceeds of the sale of the Sponsor Shares and the Sponsor Warrants are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our business combination, and we will depend on additional investments by our Sponsor or Management Team to fund our search for our business combination, to pay our taxes and to complete our business combination. If we are unable to obtain such funding, we may be unable to complete our business combination.

As of December 31, 2023, approximately $25.0 million from the sale of the Sponsor Shares and the Sponsor Warrants, after expenses related to our formation, the Distribution, operating costs and the funding of $5,001,000 held in cash in the Segregated Account, is available to us to fund our working capital requirements. We will hold these funds in cash pending use. Our Sponsor may purchase additional Sponsor Shares in order to fund our operating costs, but has no obligation to do so. If the proceeds from the sale of the Sponsor Shares and Sponsor Warrants are insufficient to fund our operations for up to 10 years, we may require additional funding in the form of additional purchases of our securities by our affiliates, or we may be forced to liquidate. In the event of our liquidation, our SPARs will expire worthless. None of our Sponsor, members of our Management Team nor any of their affiliates is under any obligation to invest funds in us in such circumstances.

It is possible that the proceeds held in the Custodial Account are reduced, and the amount received by exercising SPAR holders in the event of an Early Termination may be less than the exercise price paid by such holders.

Although our company is structured so that investor funds will be held in the Custodial Account for only a brief period of time, and because we will seek to enter into agreements with third-parties only if they provide a waiver with respect to any claim to funds held in the Custodial Account, there are circumstances that could reduce the funds available to return to electing SPAR holders in the event that we abandon or are unable to consummate a business combination. For example, the funds held in the Custodial Account may be invested in U.S. Treasury obligations or certain money market funds, which could bear a negative interest rate or have a negative rate of return. We may not succeed in obtaining waivers from third parties from claims to the funds held in the Custodial Account, or such parties may assert claims despite such a waiver. In the event that a third party does successfully bring such a claim, our Sponsor is not providing us with any indemnification for a reduction of the assets held in the Custodial Account below the aggregate exercise prices paid.

If, before distributing the proceeds in the Custodial Account in connection with the abandonment of a business combination or the liquidation of our company, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Custodial Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of electing SPAR holders. To the extent any bankruptcy claims deplete the Custodial Account, the amount that would otherwise be received by our electing SPAR holders in connection with our liquidation may be reduced.

The risk of any such reduction occurring will increase if and to the extent that we extend the Closing Period, which extension may result in us holding investor funds for as long as 10 months.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our directors and officers to the fullest extent permitted by law and we may purchase directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers. However, any such insurance may not be available, upon commercially reasonable terms or at all, or sufficient. Any indemnification provided by us will be able to be satisfied only if (i) we have sufficient funds, or (ii) we consummate our business combination. Our obligations to indemnify our directors and officers may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against our directors and officers even though, such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we may incur the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

If we are alleged or deemed to be an investment company under the Investment Company Act, we may be subject to litigation costs and/or required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•
restrictions on the nature of our investments; and
•
restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•
registration as an investment company;
•
adoption of a specific form of corporate structure; and
•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are not, and do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete our business combination and, thereafter, to the extent we are able to influence the management of the post-combination company, to operate the post-combination business or assets for the long term. We do not plan to buy businesses or otherwise buy securities with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or securities or to be a passive investor.

In the context of SPACs, private litigants have claimed that a SPAC’s customary investment of escrow account funds in U.S. Treasury obligations with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7, constitutes engaging primarily in the business of investing in securities, and that accordingly SPACs that hold their escrow accounts in such securities (rather than cash) are subject to registration as an investment company under the Investment Company Act. As described elsewhere in this Report, we may elect to hold funds received in connection with the submission of Elections in cash or, at our election, in such U.S. Treasury obligations and/or money market funds, and we expect to make and announce the decision to hold the funds in cash, or such U.S. Treasury obligations or money market funds, in the Business Combination Registration Statement, based on market, legal and other factors at such time, including (i) the relative interest rates for cash accounts and such other instruments, (ii) then-existing market practice and legal and regulatory considerations with respect to custodial accounts for SPACs and other similar vehicles (including whether holding the funds in such U.S. Treasury obligations or money market funds would require us to register as an investment company under the Investment Company Act), (iii) the willingness of banks and other depositary institutions to hold large sums in cash in light of their regulatory and business requirements, and (iv) our assessment of the credit profile of any such bank or other depositary institution willing to hold a cash account. If we elect to hold funds received in connection with the submission of Elections in U.S. Treasury obligations and/or money market funds rather than in cash, we will subject ourselves to the risk that we will face litigation or other challenges from the SEC and/or private litigants alleging that we are operating as an unregistered investment company or be required to register as an investment company. While we believe that receiving and holding funds in U.S. Treasury obligations and/or money market funds for a short period of time and only after a specific operating business has been identified and disclosed to investors is a significant differentiating factor of SPARC relative to typical SPACs, and that SPARC should be deemed to be engaged primarily in the business of pursuing and consummating a business combination with an identified operating business (and not engaging primarily in the business of investing, reinvesting or trading in securities within the meaning of the Investment Company Act), we are not aware of any court decisions espousing this view and the SEC and/or private litigants may take a different view.

We also believe that, even if we (i) elect to hold funds received in connection with the submission of Elections in such U.S. Treasury obligations and/or money market funds and (ii) are deemed as a result to be engaging primarily in the business of investing in securities, SPARC would likely qualify as a “transient investment company” under Rule 3a-2 under the Investment Company Act. The purpose of that rule is to provide temporary (one-year) relief from Investment Company Act registration for companies that could be deemed to be an investment company because of a temporary situation which (but for Rule 3a-2) would trigger Investment Company Act registration. Because under no circumstances will SPARC hold investor funds for longer than 10 months from the end of the Election Period, we believe SPARC would likely qualify as a transient investment company under Rule 3a-2. However, in the context of a novel vehicle such as SPARC, the SEC and/or private litigants may take a different view.

We do not believe that our anticipated principal activities will subject us to the registration requirements of the Investment Company Act. If we were alleged or deemed to be subject to such requirements, we will likely be subject to litigation and administrative costs, and compliance with the additional regulatory burdens of the Investment Company Act would require additional expenses for which we have not allotted funds and may hinder our ability to complete our business combination or result in our liquidation. If we are unable to complete a business combination, our SPARs will expire worthless and, if we were to liquidate after our business combination, our public stockholders may receive less than the exercise price paid.

We may not be able to complete a business combination with a U.S. target company if such business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

The Committee on Foreign Investment in the U.S. (“CFIUS”) is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

Our Sponsor is wholly owned by the Pershing Square Funds, one of which owns an approximately 88% membership in our Sponsor and, as a Guernsey company, is a non-U.S. person. Accordingly, although our Sponsor is not controlled by a non-U.S. person (it is managed by PSCM and not by its members), our Sponsor does have substantial ties with a non-U.S. person. Although we intend to enter into a business combination in which our investors, both our Sponsor and its affiliates as well as our public investors, would own a minority of the post-combination company, we cannot guarantee that this will be the case. In addition, we cannot predict whether there will be significant ownership by non-U.S. persons among the exercising SPAR holders, among other factors that could affect the likelihood of a CFIUS or similar review.

If our business combination with a U.S. business is subject to CFIUS review, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the business combination without notifying CFIUS and risk CFIUS intervention, before or after the Closing. CFIUS may decide to block or delay our business combination, impose conditions to mitigate national security concerns with respect to such business combination, or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance. As a result, we may exclude companies in certain industries from consideration as potential business combination partners, and companies in those industries may not view us as an attractive business combination partner, reducing the pool of potential target companies, and reducing the likelihood that we complete a business combination. We may be adversely affected in terms of competing with other blank check companies or investment partners that do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy, and we may have limited time to complete our business combination due to the terms of the Definitive Agreement, the 10-year term of our company, or the maximum period of 10 months that we may hold investor funds in the Custodial Account. If the review process extends beyond such timeframe or our business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may determine to abandon the business combination and liquidate our company. In such circumstances, our SPARs will have expired worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our business combination, and our results of operations or the results of operations of the post-combination company.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. In recent years, changes in accounting interpretations for SPACs have resulted in financial restatements and delayed periodic filings, and have resulted in increased operating and compliance costs on an ongoing basis. As discussed above, the SEC has adopted a series of new rules, which set forth disclosure and other requirements with respect to SPACs, including rules that may affect the willingness of investment banks to participate in obtaining third-party financing, which may also apply to or affect the financing of SPARC. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our business combination, and our results of operations or the results of operations of the post-combination company.

The grant of registration rights may make it more difficult to complete our business combination, and the future exercise of such rights may adversely affect the market price of the Public Shares.

On September 29, 2023, we entered into a Registration Rights Agreement with our Sponsor, the Forward Purchasers and our Advisors, pursuant to which we will be required to use commercially reasonable efforts to file a registration statement within 120 days of our business combination, and use our best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Shares, (ii) the Public Shares issuable upon exercise of the Sponsor Warrants, (iii) the Public Shares issuable upon exercise of the Advisor Warrants, (iv) the Public Shares issued pursuant to the Forward Purchase Agreements and (v) any other shares of the company that the parties to the Registration Rights Agreement have purchased on the open market, subject to certain conditions as provided in the Registration Rights Agreement. The parties to the Registration Rights Agreement, and their permitted transferees, will be entitled to make up to 10 demands that we register these securities, and will have certain “piggyback rights” with respect to other registration statements filed by the company. The post-combination business will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market (to the extent any such securities are not subject to transfer restrictions) may have an adverse effect on the market price of the Public Shares. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of the Public Shares that is expected when such securities are registered.

We may be affected by numerous risks inherent in the business operations with which we combine and we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence.

If we consummate a business combination, we may be affected by numerous risks inherent in the business operations with which we combine. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Public Shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Our investors will not be stockholders of our company prior to the consummation of the business combination, and accordingly, will not have any rights as stockholders, and our Board will not owe any fiduciary duties to them. Accordingly, any security holders who become security holders upon our business combination and suffer a reduction in the value of their securities below the exercise price will not have a remedy for such reduction in value unless they are able to successfully bring a private claim under securities laws that the Business Combination Registration Statement or other solicitation materials relating to our business combination constituted an actionable material misstatement or omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our business combination will not have all of these positive attributes. If we complete our business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, fewer SPAR holders may exercise their warrants, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum amount of cash.

We may issue additional Common Stock or preferred shares to complete our business combination or under an employee incentive plan after the completion of our business combination, and may do so without the approval of SPAR holders. Any such issuances would dilute the interest of our public stockholders and likely present other risks.

Our Charter authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. Following the Distribution, 2,999,577,467 authorized but unissued shares of Common Stock and 1,000,000 authorized but unissued shares of preferred stock will be available for issuance, reflecting the issuance of 422,533 shares of Common Stock to our Sponsor. Because our sole stockholder prior to the consummation of our business combination will be our Sponsor, we will be able to amend our Charter in the future without the approval of SPAR holders or any other parties to, among other things, increase the number of authorized shares.

We may issue a substantial number of additional shares of Common Stock or preferred shares to complete our business combination or under an employee incentive plan after the completion of our business combination.

The issuance of additional common stock or preferred stock:

•
may significantly dilute the equity interest obtainable by electing SPAR holders upon issuance of Public Shares, or the value thereof to the extent that such shares are issued at a price lower than the Final Exercise Price;

•
may subordinate the rights of holders of Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;
•
could cause a change of control if a substantial number of shares of Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our directors and officers; and
•
may adversely affect prevailing market prices for our Common Stock following the business combination.

Resources could be consumed in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect our business combination and to be successful thereafter will be totally dependent upon the efforts of key personnel. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of key personnel. The role of key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place, particularly if we purchase a minority interest in a business as we expect. To the extent we have any ability to participate in the decision-making of the post-combination company, we intend to closely scrutinize any individuals employed following the business combination, but we cannot assure you that we will be able to so participate, or that our assessment of these individuals will prove to be correct.

In addition, the directors and officers of a business combination candidate may resign upon completion of our business combination. The departure of our business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of our business combination candidate’s key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of our business combination partner’s management team will remain associated with the company following our business combination, it is possible that some will not wish to continue their employment. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, directors and officers. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with our business combination. Such negotiations would take place simultaneously with the negotiation of our business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any security holders who choose to remain security holders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Our management may have limited influence over or control of a target business after our business combination.

Our business combination may be structured in a variety of ways, including, but not limited to, a merger, capital stock exchange, asset acquisition, stock purchase, or reorganization. We are not able to predict the form that our business combination will take. It is likely that our stockholders (including the Forward Purchasers and our Sponsor) will own a minority share of the post-combination company or the target business. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the target company’s stock than we initially acquired. Accordingly, our management may have limited ability, if any, to influence or control the target business. We cannot provide assurance that we will maintain representation on the board of directors of the post-combination company, or that we will have sufficient influence to ensure that the management of the target business will possess the skills, qualifications or abilities necessary to profitably operate such business.

Members of our Management Team and Investment Team will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our business combination.

The members of our Management Team and Investment Team are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. The members of our Management Team and Investment Team may be engaged in other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. The eight members of our Investment Team will allocate their time between fulfilling their duties to us and to PSCM (including for this purpose any acquisition companies sponsored by affiliates of PSCM). Our directors may also serve as officers or board members for other entities. If such persons’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10 of this Report entitled “Directors, Executive Officers and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor, directors and officers are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our affiliate, PSCM, manages or advises several funds. PSCM and its affiliates may form and manage other investment vehicles investing in public or private companies at any time prior to the announcement of our business combination, including, but not limited to, private or public investment vehicles that may invest side-by-side with our company. In any of the foregoing circumstances, a conflict of interest may arise. To the extent any such conflicts arise, we cannot guarantee that they will be resolved in our favor.

Our directors and officers currently have, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including, without limitation, funds managed or advised by our Sponsor or its affiliates, subject to their fiduciary duties. If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers also may become aware of business opportunities which may be necessary or appropriate for presentation to other entities to which they owe certain fiduciary or contractual duties. Any presentation of such opportunities to such other entities may present additional conflicts.

Accordingly, our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

None of the members of our Management Team or Investment Team are required to commit his or her full time to our affairs. The members of our Investment Team are employed by PSCM. While the members of our Management Team intend to devote as much of their time as they deem necessary to our affairs, and while we believe the eight members of our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose the acquisition companies sponsored by affiliates of PSCM) in a manner that allows them to provide us with the resources and support we require while also fulfilling their responsibilities to PSCM, such persons may have conflicts of interest in allocating his or her time among various business activities.

In addition, although we have adopted a Code of Ethics pursuant to which, among other things, our audit committee must approve any related-party transaction, this policy will not apply to the agreements and transactions with our Sponsor and its affiliates entered prior to September 29, 2023. As a result, the purchase of the Sponsor Shares, the Forward Purchase Agreements, the sale of the Sponsor Warrants and the issuance of the Advisor Warrants, are not and will not be subject to any audit committee review.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 of this Report entitled “Directors, Executive Officers and Corporate Governance” and Item 13 of this Report “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. It is possible that we enter into our business combination with a target business that is affiliated with our Sponsor and/or its affiliates, our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing security holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors, and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors or officers. Our directors and officers may also serve as officers and board members for other entities, including, without limitation, those described under Item 10 of this Report entitled Directors, Executive Officers and Corporate Governance —Conflicts of Interest. Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our business combination as set forth in Item 1 of this Report entitled Business—Selection of a Target Business and Structuring of our Business Combination and such transaction was approved by a majority of our disinterested independent directors. Although we are required by our Charter to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business with one or more businesses affiliated with our directors, officers, or current stockholders, potential conflicts of interest still may exist and, as a result, the terms of our business combination may not be as advantageous to our SPAR holders as they would be absent any conflicts of interest.

Our Sponsor Warrants and Advisor Warrants may create an incentive for our Sponsor and advisory board members to identify and advocate for a business combination that may not be in the best interests of SPAR warrant holders.

Our Charter provides that entering into our business combination requires the approval of a majority of our disinterested independent directors, each of whom is being compensated solely in cash for their board service and has not been issued Sponsor Warrants or Advisor Warrants. However, our Sponsor and advisory board may play a significant role in identifying potential business combination targets and negotiating the terms of any proposed potential business combination. Because our Sponsor and the members of our advisory board hold Sponsor Warrants and Advisor Warrants, respectively, they may have an incentive to identify and advocate for a business combination that may not be in the best interests of SPAR holders. In particular, even though the Sponsor Warrants and Advisor Warrants are not “in-the-money” until the share price of the surviving entity of the business combination is at least 20% higher than the Final Exercise Price, the Sponsor Warrants and the Advisor Warrants have a term of 10 years from the consummation of the business combination, which could incent our Sponsor and advisory board members to identify and advocate for a business combination with a value at the time of the business combination below the Final Exercise Price, if such parties believed that over the 10 year term of the Sponsor Warrants and Advisor Warrants, a value in excess of the exercise price of the Sponsor Warrants and Advisor Warrants could be achieved.

We may issue notes or other debt instruments, or otherwise incur substantial debt, to complete our business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt instruments, we may choose to incur substantial debt to complete our business combination, which could have a variety of negative effects, including:

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
•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•
other disadvantages compared to our competitors who have less debt.

Subsequent to the completion of our business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this due diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance our business combination. SPAR holders will have no rights as stockholders prior to our business combination, and will not be owed any fiduciary duties by our Board. Accordingly, any security holders who exercise their SPARs and suffer a reduction in the value of their shares below the exercise price paid are unlikely to have a remedy for such reduction in value unless they are able to successfully bring a private claim under securities laws that the Business Combination Registration Statement or other solicitation materials furnished to them, as applicable, relating to our business combination, constituted an actionable material misstatement or omission.

We intend to complete only one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

We intend to effectuate our business combination with a single target business. However, we may seek to effectuate business combinations with multiple target businesses simultaneously or within a short period of time, which we may not be able to do as a result of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are likely to attempt to complete our business combination with a private company about which little information is publicly available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we are likely to seek to effectuate our business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in our business combination with a company that is not as profitable as we suspected, if at all.

We may be unable to obtain additional financing to complete our business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the sale of our Sponsor Shares, Sponsor Warrants, Committed Forward Purchase Shares, any Additional Forward Purchase Shares and our issuance of the Public Shares upon exercise of our SPARs proves to be insufficient to complete our business combination, either because of the size of our business combination, the depletion of the available net proceeds in search of a target business, the failure of a significant number of SPAR holders to exercise their SPARs, or the decision of the Additional Forward Purchaser not to purchase any or a sufficient number of Public Shares, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

We are an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, holders of SPARs or our Public Shares may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Because we have up to 10 years to consummate our business combination, it is possible that we will lose our status as an emerging growth company prior to consummating our business combination. The increased compliance and disclosure requirements that would apply to us could increase our operating costs, and reduce the working capital available to pursue a business combination, and will also require the time and resources of our Management Team that would otherwise be allocated towards consummating a business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Compliance with the requirements of the Sarbanes-Oxley Act could be particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our Charter and the DGCL may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock or Public Shares and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will take all necessary corporate action to ensure that our Sponsor, its affiliates, and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions.

Our Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Charter. This exclusive provision forum will not apply to suits arising under the Exchange Act or state securities laws and any other claim for which federal courts have exclusive jurisdiction. In addition, our Charter provides that the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. While we expect to have access to certain resources of PSCM, including information technology, as an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may reincorporate in another jurisdiction in connection with our business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

If we effect our business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•
higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•
rules and regulations regarding currency redemption;
•
complex corporate withholding taxes;
•
laws governing the manner in which future business combinations may be effected;
•
tariffs and trade barriers;

•
regulations related to customs and import/export matters;
•
longer payment cycles and challenges in collecting accounts receivable;
•
tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•
currency fluctuations and exchange controls;
•
rates of inflation;
•
cultural and language differences;
•
employment regulations;
•
crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•
deterioration of political relations with the United States; and
•
government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

After our business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy, and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our business combination and, if we effect our business combination, the ability of that target business to remain or become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, the majority of our revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in Delaware. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company's information is primarily maintained by PSCM, which has implemented robust information security controls, frequent testing, periodic assessments and advanced monitoring of information security threats to protect the Company's sensitive information. In addition, PSCM has formed an Information Security Committee (the “InfoSec Committee”), which consists of the Chief Technology Officer, the Chief Compliance Officer, the President and a Compliance Officer. The InfoSec Committee is responsible for developing and overseeing the implementation of controls, policies and procedures, evaluating and addressing ongoing information security-related risks and periodically reviewing the effectiveness of the information security policies and procedures that protect the Company's information. In preparing and approving PSCM's information security policies and procedures, the InfoSec Committee has relied upon guidelines published by the National Institute of Standards and Technology and the International Organization for Standardization, guidance issued by the SEC and National Futures Association and industry practice. The InfoSec Committee provides periodic reports to the Board which include updates on cyber risks and threats, system upgrades, assessments of the information security program and the emerging threat landscape.

Additionally, prior to engaging any vendor that will store sensitive Company information, PSCM performs due diligence on the vendor’s information security infrastructure and requires that the vendor agree contractually that the Company’s information will be encrypted in transit and at rest and that the appropriate user access controls will apply. As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition.

Item 2. Properties

We currently maintain our principal executive offices at 787 Eleventh Avenue, 9th Floor, New York, NY 10019. The space is provided to us at no cost by Pershing Square Capital Management, L.P., an entity affiliated with our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To our knowledge, there is no litigation currently pending against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no public market for our SPARs or our Common Stock.

Holders

As of March 20, 2024, there were 60,971,299 holders of our SPARs, one holder of our Common Stock, one holder of our Sponsor Warrants and three holders of our Advisor Warrants.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of our business combination. The payment of cash dividends in the future will be dependent upon the structure of our business combination, our revenues and earnings (if any), capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not Applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

All activities through December 31, 2023 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a business combination. We will not generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $10,579,787 offset by interest income, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $1,401,554, (ii) non-cash loss related to compensation expense from the Advisor Warrants liability of $3,000,000, (iii) Directors’ compensation expense of $225,000 and (iv) accounting, franchise tax, legal, printing, research, consulting, and other expenses totaling $5,953,235. For the year ended December 31, 2022, we had a net loss of $2,723,348 offset by interest income, which consisted solely of accounting, consulting, franchise tax, legal, printing, research, and other expenses totaling $2,723,351.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sale of $4,225,330 Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in private placements. As of December 31, 2023, we had a cash balance of $24,992,649 in the operating account, after funding $5,001,000 to the Segregated Account. We will hold these funds in cash.

We will use the funds in the operating account primarily to pay ongoing expenses and director compensation and to identify and evaluate target businesses, perform due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations as of December 31, 2023.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Advisor Warrants Liability

The Advisor Warrants were issued at no cost to our advisory board members. Accordingly, we account for the Advisor Warrants under ASC 718—Stock Compensation as the instruments were issued in connection with services provided towards our operations and potential business combination by the advisory board. The Advisor Warrants have a settlement feature whereby we or our Sponsor have the option to purchase the warrant from the holder upon the termination of their services for $1,000,000. The settlement feature results in liability classification at the Advisor Warrants’ repurchase price on grant date. Upon the consummation of our Business Combination (or vesting date), the outstanding liability will be measured at fair value.

Sponsor Warrants Liability

We account for the Sponsor Warrants pursuant to applicable guidance in ASC 480—Distinguishing liabilities from equity (“ASC 480”) and ASC 815-40—Contracts in an entity’s own equity (“ASC 815-40”), under which the Sponsor Warrants do not meet the criteria for equity treatment because the number of underlying Public Shares for which the Sponsor Warrants are exercisable is dependent upon the number of Public Shares outstanding immediately following consummation of our business combination along with the amount of funds raised in connection therewith. Accordingly, the Sponsor Warrants’ fair value at initial measurement was recorded as a derivative liability, and subsequent changes in fair value will be reflected on the statement of operations at each reporting period. The fair value of the Sponsor Warrants is measured using a Black-Scholes option pricing model, and the Sponsor Warrants’ classification will be re-assessed at the end of each reporting period. See Note 6 of the notes to the financial statements included herein for further information on the significant inputs to the model utilized to determine fair value.

SPARs and Forward Purchase Agreement Liabilities

We account for the SPARs and the Forward Purchase Agreements in accordance with the guidance contained in ASC 480 and ASC 815-40. Under this guidance, we have determined that the SPARs and the Forward Purchase Agreements do not meet the criteria for equity treatment and will be recorded as derivative liabilities. Upon issuance, we recorded the initial fair value of the SPARs and Forward Purchase Agreements as expenses because such instruments were distributed to parties other than shareholders and accordingly may not be recognized as dividends under ASC 505—Equity. These liabilities will subsequently be measured at fair value with changes in fair value reflected on the statement of operations at each reporting period. The classification of these instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. See Note 6 of the notes to the financial statements included herein for further information on the significant inputs utilized to determine fair value.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our business combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until the filing of our Annual Report on Form 10-K for the year ended December 31, 2024. As a result, this Report does not address whether there have been any changes in our internal control over financial reporting.

Item 9B. Other Information

(a)
None.
(b)
During the year ended December 31, 2023, no director or Section 16 officer has adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
William Ackman	57	Chairman and Chief Executive Officer; Director
Ben Hakim	48	President
Michael Gonnella	43	Chief Financial Officer
Steve Milankov	50	General Counsel and Corporate Secretary
Jennifer Blouin	53	Independent Director
Kathryn Judge	46	Independent Director
Linda Rottenberg	55	Independent Director
Lisa Gersh	65	Advisory Board Member
Michael Ovitz	77	Advisory Board Member
Jacqueline D. Reses	54	Advisory Board Member

Our Officers

William Ackman serves as our Chairman and Chief Executive Officer. Mr. Ackman also served as the Chairman and Chief Executive Officer of PSTH. Mr. Ackman founded Pershing Square in 2003, and is principally responsible for its investment policies and implementation. Mr. Ackman has spent 30 years in the investment management industry. Prior to forming Pershing Square, he co-founded Gotham Partners Management Co., LLC, an investment adviser that managed public and private equity portfolios. Mr. Ackman is currently Chairman of the Board of Howard Hughes Holdings Inc., a member of the board of Universal Music Group N.V., and a member of the Investment Advisory Committee of the Federal Reserve Bank of NY. Mr. Ackman received his Bachelor of Arts degree from Harvard College, where he graduated magna cum laude, and received his Masters in Business Administration from Harvard Business School.

Ben Hakim serves as our President. Mr. Hakim is a Partner at Pershing Square and joined the Investment Team in 2012, and previously served as President of PSTH. Mr. Hakim was previously a Senior Managing Director at The Blackstone Group, where he worked in the Mergers & Acquisitions group for 13 years. Mr. Hakim received his Bachelor of Science from Cornell University in 1997.

Michael Gonnella serves as our Chief Financial Officer and is Chief Financial Officer and a Partner at Pershing Square. Mr. Gonnella also served as Chief Financial Officer of PSTH. Prior to his appointment as Pershing Square’s Chief Financial Officer in 2017, he served as senior controller of Pershing Square since joining the firm in 2005. Mr. Gonnella is a certified public accountant and received his Bachelor of Science from Seton Hall University in 2002.

Steve Milankov serves as our General Counsel and Corporate Secretary, and is the Assistant General Counsel and a Partner at Pershing Square. Mr. Milankov previously served as Corporate Secretary of PSTH. Prior to his appointment as Pershing Square’s Assistant General Counsel, he served as Senior Trading Counsel of Pershing Square since joining the firm in 2013. Mr. Milankov received his Joint MBA and Law degrees from McGill University in 2000. Mr. Milankov worked at the law firm Clifford Chance LLP and most recently at Société Générale prior to joining Pershing Square.

Our Independent Directors

Dr. Jennifer Blouin is the Richard B. Worley Professor of Financial Management and Professor of Accounting at The Wharton School of the University of Pennsylvania. Dr. Blouin is an expert on the role of taxation in firm decision making. Her research examines the effect of taxes on asset pricing, capital structure, corporate payout behavior, multinational firm behavior, and mergers and acquisitions. Dr. Blouin has provided expert testimony in tax shelter litigation on behalf of the U.S. Department of Justice, and in pharmaceutical patent litigation regarding transfer pricing and the repatriation of earnings by multinational corporations and their affiliates. Dr. Blouin has presented her work at over 75 universities and at numerous association conferences. Dr. Blouin is frequently cited in the press, including The Wall Street Journal, The New York Times, and the Financial Times. She currently serves on the board of directors of Extra Space Storage Inc. (NYSE: EXR), and she is an editor of the Review of Accounting Studies and an associate editor of the Journal of Accounting Research. Dr. Blouin teaches taxation to undergraduate, MBA, and PhD students and is a recipient of the University of Pennsylvania’s Lindback Award for Distinguished Teaching and Wharton Teaching Excellence Award. Prior to her academic career, Dr. Blouin was a tax manager with Arthur Andersen. She received her PhD in Accounting from the University of North Carolina-Chapel Hill and her BS from Indiana University-Bloomington. We believe Dr. Blouin is qualified to serve on our board of directors due to her expertise in accounting, tax policy and corporate transactions.

Kathryn Judge is the Harvey J. Goldschmid Professor of Law and Vice Dean for Intellectual Life at Columbia Law School. Her research focuses on financial regulation and intermediation design. She is a regular speaker at academic, industry and policy conferences in the United States and abroad. She currently serves as Chair of the Research Committee of the European Corporate Governance Institute. She also serves on the board of directors of Bread for the World, Bread for the World Institute and the Columbia Business Law Review. She has served on the Financial Research Advisory Committee of the Office of Financial Research, during which time she co-chaired the LIBOR to SOFR Working Group and the Financial Innovation Working Group. She also served as an editor of the Journal of Financial Regulation and as a member of the Task Force on Financial Stability, co-sponsored by the Hutchins Center on Fiscal & Monetary Policy at the Brookings Institution and the Initiative on Global Markets at the University of Chicago Booth School of Business. She previously served as a law clerk for Judge Richard Posner and Supreme Court Justice Stephen Breyer. She is a graduate of Stanford Law School and Wesleyan University. We believe Ms. Judge is qualified to serve on our board of directors due to her legal expertise and deep knowledge of financial markets and economic policy.

Linda Rottenberg is one of the world’s premier voices in entrepreneurship, technology, and business transformation. As CEO and cofounder of Endeavor, she helped forge the leading global community of, by, and for high-growth entrepreneurs operating in 42 markets across the globe. She also serves as President of Endeavor Catalyst, a rules-based investment fund that invests in Endeavor companies. With $500 million in assets under management across four funds, Endeavor Catalyst has made 280 investments in 37 markets and counts 50 companies valued at more than $1 billion in its portfolio. Rottenberg currently serves as Lead Independent Director of Globant, a world-leader in digital transformation and software development (NYSE: GLOB); and Olo, a SaaS-based restaurant ordering platform (NYSE: OLO). She formerly served as a director of Zayo Group, a $15 billion global bandwidth infrastructure company (NYSE: ZAYO). In 2023, Rottenberg was appointed Vice Chair of the Yale President’s Council on International Activities; she is a member of YPO and the World Economic Forum. A graduate of Harvard College and Yale Law School, her 2014 book, CRAZY IS A COMPLIMENT: The Power of Zigging When Everyone Else Zags, was an instant New York Times bestseller. We believe Ms. Rottenberg is qualified to serve on our board of directors due to her extensive operating and investing experience, serving as an officer and board member of several companies, as well as her vast network of relationships.

Our Advisory Board

Lisa Gersh co-founded Oxygen Media (“Oxygen”) in 1999 and remained its President and Chief Operating Officer until the company’s sale to NBC in 2007 for $925 million. Oxygen was the first-ever multi-platform brand and created content for women, by women, and reached 74 million homes at the time of its sale. Following the sale of Oxygen, Ms. Gersh joined NBC and spearheaded NBC’s acquisition of the Weather Channel, serving briefly as its interim Chief Executive Officer. Also at NBC, Ms. Gersh launched Education Nation, a transformative education initiative that established NBC as the media authority on education. In 2011, Ms. Gersh took over the operations of Martha Stewart Living Omnimedia, Inc. (“Martha Stewart”), first as President and later as its Chief Executive Officer.

During her tenure, Ms. Gersh rebranded Martha Stewart, materially reduced its operating expenses, and returned the company to profitability. In 2014, Ms. Gersh transformed Gwyneth Paltrow’s blog, Goop, Inc. (“Goop”), into the first contextual commerce brand. In the process of taking Goop from a collection of recommendations to a freestanding brand, Ms. Gersh oversaw, among other things, the launch of Goop’s e-commerce store, skincare and fashion lines, and created Goop’s pop-up retail strategy. In 2017, Ms. Gersh was named Chief Executive Officer of Alexander Wang, a global fashion brand based in New York City. A graduate of Rutgers Law School, Ms. Gersh began her career as a lawyer, first as a litigation associate at Debevoise & Plimpton LLP, and then as a Partner at Friedman, Kaplan, Seiler & Adelman LLP, a boutique law firm specializing in complex litigation and commercial transactions, which Ms. Gersh co-founded, and which today has more than 50 lawyers. Currently, Ms. Gersh sits on the board of directors of Hasbro, Inc., where she chairs the Compensation Committee, and Establishment Labs Holdings Inc., where she chairs the Nomination and Governance Committee and Money Lion, where she chairs the Nominating and Governance Committee. She also serves on the board of directors of the Bail Project, Inc. Ms. Gersh previously served on the board of directors of PSTH and Comscore, Inc.

Michael Ovitz co-founded Creative Artists Agency (CAA) in 1974 and served as its Chairman until 1995. Over that 20-year period, he grew the agency from a start-up organization to the world’s leading talent agency, representing more than 1,000 of the most notable actors, directors, musicians, screenwriters and other personalities in the entertainment industry, including Martin Scorsese, Sean Connery, Robert Redford, Paul Newman, Robert DeNiro, Al Pacino, Bill Murray, Dustin Hoffman, Steven Spielberg, David Letterman, Meryl Streep, Barbara Streisand, Michael Crichton and Michael Jackson. In his journey from the mailroom to media mogul, Mr. Ovitz launched the most powerful agency in the world (to-date), sold three major Hollywood studios, executed all marketing and advertising for The Coca-Cola Company (including creating the Polar Bear Campaign) and was at the forefront of the digital revolution, making alliances with Intel Corporation and other early Silicon Valley companies. Mr. Ovitz also served as President of the Walt Disney Company, from October 1995 to January 1997. In 2010, Mr. Ovitz founded the venture capital fund Broad Beach Ventures LLC, a portfolio of over two hundred companies. He has been a senior advisor to Palantir Technologies for over 10 years and has invested in and advised companies from startups to black swans. He was instrumental in the creation of venture capital firm Andreessen Horowitz and frequently consults for many other firms. In 2018, Mr. Ovitz wrote and published his memoir Who Is Michael Ovitz?, which was on the long list for The Financial Times and McKinsey Business Book of the Year Award. Mr. Ovitz is a graduate of University of California, Los Angeles and helped rebuild the UCLA Medical Center in 1997, while serving as its Chairman for over a decade. Additionally, Mr. Ovitz previously served on the board of directors of PSTH. Mr. Ovitz is also a notable art collector and currently serves on The Board of Trustees at The Museum of Modern Art in New York City.

Jacqueline D. Reses serves as the chief executive officer of Post House Capital and most recently served as executive chair of Square Financial Services LLC and capital lead at Square, Inc., a publicly traded financial services company which provides services to small businesses and consumers, from October 2015 to October 2020. From February 2016 to July 2018, she also served as people lead at Square, Inc. From September 2012 to October 2015, she served as chief development officer of Yahoo! Inc. Prior to Yahoo, she led the U.S. media group as a partner at Apax Partners Worldwide LLP, a global private equity firm, which she joined in 2001. As of 2020, she serves on the board of advisors of the Wharton School of the University of Pennsylvania. She previously served on the board of directors of PSTH and currently serves on the board of directors of Nubank, Affirm, TaskUs, and Endeavor. She also is the chairperson of the Economic Advisory Council of the Federal Reserve Bank of San Francisco. She previously served on the board of directors of Alibaba Group Holding Limited, Context Logic, Social Capital Hedosophia Holding Corp. and Social Capital Hedosophia Holding Corp III. She holds a Bachelor’s of Science in Economics with honors from the Wharton School of the University of Pennsylvania.

Number and Terms of Office of Officers and Directors; Corporate Governance Rules

We currently have four directors. Because our Sponsor is our sole stockholder, we anticipate that any business that would typically be transacted at an annual meeting of stockholders will instead be accomplished by our Sponsor executing a unanimous written consent of stockholders, rather than holding a stockholder meeting.

Our officers are appointed by our Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our Bylaws as it deems appropriate. Our Bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Because our SPARs will not be listed on a national securities exchange, we will not be subject to the corporate governance requirements applicable to companies listed on the NYSE or NASDAQ. We intend to have our SPARs quoted on the OTCQX marketplace of the OTC Markets Group or other quotation service, and will be subject to the corporate governance requirements of such service only during the SPAR Holder Election Period, which requirements will be less stringent than those of the NYSE or NASDAQ.

Our Charter and the SPAR Rights Agreement require us to comply with the corporate governance rules of Section 303 of the NYSE listing rules, without giving effect to any exceptions applicable to controlled companies. We note, however, that these documents may be amended, and that, unlike most blank check companies, we will not be subject to the potentially substantial negative consequences of being delisted as a result of non-compliance (except as applicable during the SPAR Holder Election Period.)

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and governance committee. Although our SPARs will not be listed on the NYSE, we intend to comply with the corporate governance requirements under the NYSE listing rules, including with respect to director independence and committee composition. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and governance committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee is financially literate and our board of directors has determined that Dr. Blouin qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Dr. Blouin, Ms. Judge and Ms. Rottenberg serve as members of our audit committee, and Dr. Blouin serves as Chair of the audit committee.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•
the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
•
pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•
reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
•
setting clear hiring policies for employees or former employees of the independent auditors;
•
setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•
obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•
reviewing and approving any related-party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Dr. Blouin, Ms. Judge and Ms. Rottenberg serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. We have determined that Dr. Blouin, Ms. Judge and Ms. Rottenberg are independent directors. Ms. Rottenberg serves as Chair of the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
•
reviewing and approving on an annual basis the compensation of all of our other officers;
•
reviewing on an annual basis our executive compensation policies and plans;
•
implementing and administering our incentive compensation equity-based remuneration plans;
•
assisting management in complying with our proxy statement and annual report disclosure requirements;
•
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•
if required, producing a report on executive compensation to be included in our annual proxy statement; and
•
reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and annual director compensation, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our current stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Governance Committee

We have established a nominating and governance committee. The members of our nominating and governance are Dr. Blouin, Ms. Judge and Ms. Rottenberg. Ms. Judge serves as Chair of the nominating and governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•
identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
•
developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•
coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
•
reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. However, we do not expect to hold an annual meeting of stockholders until after we consummate our business combination.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from November 3, 2021 (inception) through December 31, 2023, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our affiliate, PSCM, manages or advises several funds. PSCM and its affiliates may, in the future, sponsor acquisition companies with whom we could potentially compete. PSCM and its affiliates may form and manage other investment vehicles investing in public or private companies at any time prior to the announcement of our business combination, including, but not limited to, private or public investment vehicles that may invest side-by-side with our company. In any of the foregoing circumstances, a conflict of interest may arise. To the extent any such conflicts arise, we cannot guarantee that they will be resolved in our favor.

However, except for the foregoing, we do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target, because we intend that our acquisition target will be a large capitalization, privately-owned company, and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities).

Each of our directors and officers currently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Neither the affiliates of our Sponsor nor members of our Management Team who are employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Accordingly, in the future, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Any presentation of such opportunities to entities other than us, or affiliates of our Sponsor, may present additional conflicts.

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of the members of our Management Team or Investment Team are required to commit his or her full time to our affairs. The members of our Investment Team are employed by PSCM. While the members of our Management Team intend to devote as much of their time as they deem necessary to our affairs, and while we believe the eight members of our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose, any special purpose acquisition companies sponsored by affiliates of PSCM) in a manner that allows them to provide us with the resources and support we require while also fulfilling their responsibilities to PSCM, such persons may have conflicts of interest in allocating his or her time among various business activities.
•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•
With certain limited exceptions in each case, (i) Sponsor Shares will generally not be transferable, assignable or salable prior to the consummation of our business combination, (ii) the Forward Purchase Shares will generally not be transferable, assignable or salable until 180 days after the consummation of our business combination and (iii) the Sponsor Warrants, Advisor Warrants and the Public Shares issuable upon the exercise thereof will generally not be transferable, assignable or salable until three years after the consummation of our business combination. Since our Sponsor, directors and officers may directly or indirectly own our securities following the Distribution, our Sponsor, directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.
•
Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our business combination.

The conflicts described above may not be resolved in our favor.

In general, directors and officers of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•
the corporation could financially undertake the opportunity;
•
the opportunity is within the corporation’s line of business; and

•
it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our directors and officers may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Charter provides that the doctrine of corporate opportunity will not apply with respect to any of our directors or officers in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing a business combination with a company that is affiliated with our Sponsor, officers or directors. Pursuant to our Charter, in the event we seek to complete our business combination with a company that is affiliated with our Sponsor, officers or directors, or if our Board is unable to independently determine the value of the proposed business combination, we, or a committee of independent directors, will be required to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our business combination is fair to our company from a financial point of view. Except with respect to the foregoing, we will not be required to obtain such an opinion.

We expect that we will obtain any necessary stockholder approvals prior to the time at which the Public Shares are issued. Accordingly, our Sponsor, as our sole shareholder, will provide such approval.

Limitation on Liability and Indemnification of Directors and Officers

Our Charter provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our Charter provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Charter. Our Bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We may purchase a directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance (if purchased) and the indemnity agreements are useful to attract and retain talented and experienced directors and officers.

Item 11. Executive Compensation

Our independent directors receive cash compensation for their service as directors. Our advisory board members received Advisor Warrants, which will generally not be saleable or transferable until three years after the consummation of our business combination. In addition, the Advisor Warrants will be subject to repurchase by us in certain circumstances (and if we do not elect to make such repurchase, our Sponsor may repurchase the warrants) at an aggregate cost for all Advisor Warrants of $3.0 million. Our independent directors may be reimbursed for reasonable out-of-pocket expenses in connection with their services in such capacity. Otherwise, there will be no finder’s fees, reimbursements, consulting fees, or cash or non-cash payments made to our Sponsor, directors, or officers, or their affiliates, for services rendered to us prior to or in connection with the completion of our business combination.

The following payments will be made to our Sponsor, directors, or officers, or their affiliates, prior to the completion of our business combination:

•
Compensation of $275,000 per year, payable on a quarterly basis, to our independent directors and an additional $25,000 per year, payable on a quarterly basis, to the chairs of each of our board committees; and
•
Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing our business combination.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, directors or officers, or their affiliates.

After the completion of our business combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the Business Combination Registration Statement and other solicitation materials furnished to SPAR holders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our business combination, although it is possible that some or all of our directors and officers may negotiate employment or consulting arrangements to remain with us after our business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 31, 2023, reflecting only the 422,533 Sponsor Shares held by our Sponsor, and on an adjusted basis. The post-distribution column shows the beneficial ownership of our Common Stock. The adjusted basis shows the beneficial ownership of our Common Stock if, immediately prior to the consummation of our business combination, all SPARs were exercised for Public Shares at the Minimum Exercise Price and the Committed Forward Purchase Shares had been issued. The table does not reflect the Additional Forward Purchase or Public Shares issuable upon the exercise of the Sponsor Warrants and Advisor Warrants, as such shares are not issuable within 60 days of the date of this Report.

We believe that all persons named in the tables have sole voting and investment power with respect to all Common Stock beneficially owned by them, except with respect to our Sponsor, the Pershing Square Funds, the Additional Forward Purchaser and Mr. Ackman, who have shared investment and voting power with respect to the securities they may be deemed to beneficially own.

The address of each of the persons below is 787 Eleventh Avenue, 9th Floor, New York, New York 10019.

	Current		As Adjusted		Post-Distribution
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(3)	Approximate Percentage of Outstanding Common Stock
Pershing Square SPARC Sponsor, LLC (our Sponsor)	422,533	100%	422,533	*	422,533	100%
Pershing Square Funds(4)	—	—	25,000,000	17.0%	—	—
William A. Ackman(5)	422,533	100%	25,422,533	17.3%	422,533	100%
Michael Gonnella	—	—	2,750	*	—	—
Ben Hakim	—	—	—	—	—	—
Steve Milankov	—	—	—	—	—	—
Jennifer Blouin	—	—	—	—	—	—
Lisa Gersh	—	—	—	—	—	—
Kathryn Judge	—	—	—	—	—	—
Michael Ovitz	—	—	—	—	—	—
Jacqueline D. Reses	—	—	—	—	—	—
Linda Rottenberg	—	—	—	—	—	—
All directors, advisory board members and executive officers as a group (10 individuals)	422,533	100%	25,425,283	17.3%	422,533	100%

* Less than one percent.

(1)
Interests shown consist solely of shares of 422,533 Sponsor Shares. We expect that, prior to the exercise of the SPARs, no additional shares of Common Stock will be issued.
(2)
Reflects (i) 422,533 Sponsor Shares, (ii) 121,942,598 Public Shares issuable upon the exercise of all SPARs outstanding as of December 31, 2023, and (iii) 25,000,000 Committed Forward Purchase Shares.
(3)
Reflects 422,533 Sponsor Shares.
(4)
Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd. may be deemed to be the beneficial owners of such securities in their capacity as the Committed Forward Purchasers, and as the members of our Sponsor, and have shared voting and investment power with respect to such securities.
(5)
Securities beneficially owned by Mr. Ackman. Mr. Ackman may be deemed to be the beneficial owner of such securities by virtue of his position as Chief Executive Officer of PSCM, the investment advisor to each of Pershing Square Holdings, Ltd., Pershing Square, L.P. and Pershing Square International, Ltd., and as managing member of PS Management GP, LLC, a Delaware limited liability company, as to which voting and investment power is shared. Mr. Ackman disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

Our Sponsor and its affiliates, as the sole owners of our Common Stock at the time we will approve any matter prior to our business combination, will be able to control the outcome of all matters requiring approval by our stockholders, including amendments to our Charter and approval of significant corporate transactions, including approval of our business combination.

Our Sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Sponsor Shares

On November 10, 2021, our Sponsor purchased 1,000 Sponsor Shares at an aggregate price of $10,000 in a private placement. On November 22, 2021, our Sponsor purchased 22,660 Sponsor Shares at an aggregate price of $226,600 in a private placement. On February 22, 2022, our Sponsor purchased 4,383 Sponsor Shares at an aggregate price of $43,830 in a private placement. On May 26, 2022, our Sponsor purchased 169,145 Sponsor Shares at an aggregate purchase price of $1,691,450 in a private placement. On September 26, 2022, our Sponsor purchased 81,729 Sponsor Shares at an aggregate price of $817,290 in a private placement. On December 23, 2022, our Sponsor purchased 121,048 Sponsor Shares at an aggregate price of $1,210,480 in a private placement. On April 18, 2023, our Sponsor purchased 22,568 Sponsor Shares at an aggregate price of $225,680 in a private placement. Prior to the initial purchase of Sponsor Shares, we had no tangible or intangible assets. In the event that we increase the exercise price of our SPARs above the Minimum Exercise Price, we will effect a reverse stock split in our Sponsor Shares such that the effective price paid per share equals the Final Exercise Price paid by SPAR holders to acquire Public Shares.

In order to finance transaction costs in connection with an intended business combination, our Sponsor may, but is not obligated to, purchase additional Sponsor Shares. Prior to the consummation of our business combination, our Sponsor will be permitted to transfer the Sponsor Shares only to certain permitted transferees, including the Affiliate Transferees, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the transferor. Following our business combination, there will be no transfer restrictions applicable to the Sponsor Shares.

Forward Purchase Agreement

On September 29, 2023, we entered into the Forward Purchase Agreements with the Forward Purchasers (who are affiliates of our Sponsor), pursuant to which the Committed Forward Purchasers will be obligated to purchase an aggregate of $250.0 million of Public Shares if the Final Exercise Price is $10.00 per share, and a proportionately greater amount up to $1.0 billion at a Final Exercise Price of $40.00 per share or greater (the “Committed Forward Purchase”). The Additional Forward Purchaser will have the right, but not the obligation, to purchase (the “Additional Forward Purchase”), at the Final Exercise Price, the remainder of the $3.5 billion of Forward Purchase Shares that is not allocated to the Committed Forward Purchase (such amount, the “Aggregate Additional Forward Purchase Amount”). The Additional Forward Purchaser may exercise the Additional Forward Purchase, at its election, in one or two tranches (each, the “First Tranche Additional Forward Purchase” and the “Second Tranche Additional Forward Purchase”, respectively), each of which would be effectuated, at the Final Exercise Price, at the time of the consummation of our business combination; provided that in no event will the number of Public Shares purchased pursuant to the First Tranche Additional Forward Purchase and the Second Tranche Additional Forward Purchase collectively exceed the quotient obtained by dividing (i) the Aggregate Additional Forward Purchase Amount by (ii) the Final Exercise Price (the “Maximum Additional Forward Purchase”). The Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the First Tranche Additional Forward Purchase, in an amount up to the Maximum Additional Forward Purchase, by written notice to us no later than five (5) business days prior to the execution of the Definitive Agreement. In the event that (i) the First Tranche Additional Forward Purchase is less than the Maximum Additional Forward Purchase and (ii) all SPARs issued and outstanding immediately prior to the commencement of the SPAR Holder Election Period are not elected to be exercised as of the end of the SPAR Holder Election Period, then the Company shall promptly notify the Additional Forward Purchaser of the number of such issued and outstanding SPARs that were not elected to be exercised (the “Unexercised SPARs”) and the Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the Second Tranche Additional Forward Purchase no later than five (5) business days after such notice, in an amount up to the aggregate number of Public Shares, at the Final Exercise Price, equal to the product of (i) two (2) and (ii) the number of Unexercised SPARs. The Committed Forward Purchasers’ obligation to purchase the Committed Forward Purchase Shares may be allocated among the Committed Forward Purchasers from time to time, but may not be transferred to any third parties. The right to purchase the Additional Forward Purchase Shares may be transferred, in whole or in part, to any Affiliate Transferee, but not to third parties. The Public Shares purchased pursuant to the Forward Purchase Agreements will be subject to certain transfer restrictions and the Forward Purchasers (or their permitted transferees) will be entitled to registration rights.

Sponsor Warrants

In order to fund our initial capital needs, our Sponsor purchased the Sponsor Warrants on July 28, 2023 for an aggregate purchase price of $35,892,480. The transaction price was determined by us in consultation with a third-party, nationally-recognized valuation firm, based on the Sponsor Warrants' fair value as of the previous month-end. The valuation firm reviewed and discussed with us our methodology, procedures and assumptions for valuing the Sponsor Warrants. The value of the Sponsor Warrants was determined using the Black-Scholes option pricing model, subject to additional valuation adjustments reflecting certain volatility assumptions, the risk of a transaction not being consummated and other factors. Taking into account such consultation, we concluded that our methodology, procedures and assumptions are reasonable.

The Sponsor Warrants are exercisable, in the aggregate, for up to 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (including without limitation, Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor and Advisor Warrants or the conversion or exercise of then-outstanding securities of the surviving corporation, whether or not convertible or exercisable at such time). We refer to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the business combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the business combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the business combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the business combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs that are issued and outstanding at December 31, 2023 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like our sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (the “Proration”).

The term “fully diluted basis” means the number of shares deemed to be outstanding at such time and will include the gross number of shares issuable upon the conversion of the Sponsor Warrants and Advisor Warrants, as well as the gross number of shares underlying any other instrument, whether debt, equity or otherwise, that is convertible or exercisable into or exchangeable for, or that tracks the performance of, common shares (including any equity or equity-based award), in each case without regard to whether such warrant, option or instrument is then exercisable or convertible or “in-the-money” and without regard as to whether fewer shares of common stock may actually be issued as a result of any “cashless” or “net exercise” procedure.

The Sponsor Warrants are exercisable at any time after the three-year anniversary, and on or prior to the 10-year anniversary, of the business combination and have an exercise price equal to 120% of the Final Exercise Price (the "Reference Price"), meaning that our Sponsor will participate in the value of our business combination only if the Public Shares appreciate by at least 20% above the price at which SPAR holders purchase their Public Shares. If the Final Exercise Price is $10.00, the Reference Price will be $12.00. Our Sponsor may exercise the Sponsor Warrants on a cashless basis, in which case it would receive upon exercise that number of shares equal to the number of Reference Shares, multiplied by (x) the “fair market value” of a Public Share in excess of the Reference Price, divided by (y) the fair market value of a Public Share. As used above, “fair market value” refers to the volume-weighted average trading price of a Public Share over the 10 consecutive trading days ending on the third trading day prior to a notice of exercise being sent.

The Sponsor Warrants and the Public Shares issuable upon exercise of the Sponsor Warrants will generally not be saleable or transferable until three years after the consummation of our business combination (except to certain permitted transferees) and are subject to certain adjustments and registration rights as described herein. The Sponsor Warrants will expire on the date that is 10 years from the consummation of our business combination. The Sponsor Warrants may be exercised in whole or in part and will not be subject to redemption.

Advisor Warrants

On September 29, 2023, we issued the Advisor Warrants at no cost to our advisory board members. The Advisor Warrants are identical to the Sponsor Warrants (including with respect to the Proration), except that the Advisor Warrants (i) will be exercisable, in the aggregate, for up to approximately 0.154% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis and (ii) will expressly provide that if the percentage of Public Shares into which the Sponsor Warrants are exercisable is reduced for any reason, the percentage of Public Shares into which the Advisor Warrants are exercisable will be reduced proportionally.

In addition, in the event an advisory board member resigns for any reason prior to our business combination and at a time when we are not subject to a letter of intent (or a Definitive Agreement) with respect to our business combination, we will be entitled, at our election, to repurchase in full such advisory board member’s Advisor Warrants. The repurchase price in each case will be $1,000,000 with respect to each advisory board member, or $3,000,000 in the aggregate. The repurchase right may be assigned or transferred to one of our affiliates and must be exercised, if at all, by the date that is the later of (i) the two-year anniversary of the date on which the SPARs were first distributed pursuant to the Registration Statement and (ii) 60 days after the effective date of such advisory board member’s resignation. In the event we (or an affiliate) do not exercise the repurchase right by such time, the resigning advisory board member will retain the Advisor Warrants.

The repurchase price of the Advisor Warrants was established by our Sponsor in its discretion and was not intended to, and may not, represent the fair market value of the Advisor Warrants as of the time of issuance or any time of potential repurchase. The repurchase price and other terms of the Advisor Warrants were established in order to attract what we believe are highly experienced and capable advisory board members, and were based on the significant time commitment expected of an Advisor, including with respect to assisting the Company in identifying potential business combination candidates, the novel nature of our company in the public market and the risks and responsibilities attendant to untested public vehicles, the potential 10-year term of our company, the skill, expertise and business contacts of our advisory board members, and the value of our advisory board members’ respective time in light of their experience and other professional responsibilities. Our Sponsor did not assign any relative or specific weights to these factors, and instead conducted an overall analysis of the factors. The repurchase price was also established at a price we believe will likely be a substantial discount to the fair value of the Advisor Warrants immediately after our business combination, which we believe incentivizes our advisory board members to remain on the board over time. In the event an advisory board member elects to resign during the time periods described above, we currently anticipate that we or our Sponsor will likely exercise its repurchase right (assuming we or our Sponsor, as applicable, believed that the repurchase price was less than the fair value of the Advisor Warrants as of such time), and contemplates that any such repurchase would reasonably compensate such an advisory board member for their service on the board. The repurchase was structured as our repurchase right (and not our obligation) to permit us to decide, at the time of any advisory board member resignation described above, whether or not the exercise of the repurchase right is advantageous to us in light of market and other conditions then applicable to us.

Registration Rights Agreement

On September 29, 2023, we entered into a Registration Rights Agreement with our Sponsor, the Forward Purchasers, and our Advisors pursuant to which we will be required to use commercially reasonable efforts to file a registration statement within 120 days of our business combination, and use our best efforts to cause such registration statement to be declared effective as soon as practicable (but in no event later than 60 days) thereafter, providing for the resale, under Rule 415 of the Securities Act, of (i) the Sponsor Shares, (ii) the Public Shares issuable upon exercise of the Sponsor Warrants, (iii) the Public Shares issuable upon exercise of the Advisor Warrants, (iv) the Public Shares issuable pursuant to the Forward Purchase Agreements, and (v) any other shares of our company that the parties to the Registration Rights Agreement have purchased on the open market, subject to certain conditions as provided in the Registration Rights Agreement. The parties to the Registration Rights Agreement, and their permitted transferees, will be entitled to make up to 10 demands that we register these securities, and will have certain “piggyback rights” with respect to other registration statements filed by us. The post-combination business will bear the expenses incurred in connection with the filing of any registration statements.

Conflicts of Interest

As more fully discussed in Item 10 of this Report entitled Directors, Executive Officers and Corporate Governance — Conflicts of Interest, if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, including our Sponsor, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Office Space

PSCM has agreed to provide us office space and general administrative services at no cost.

Director's Compensation and Expenses of Advisors, Directors, and Management Team

We will pay our independent directors annual compensation of $275,000, payable quarterly, for their services as directors of our company, and an additional $25,000 for service as committee chair. Other than the Advisor Warrants and the reimbursements described below, no compensation of any kind, including finder’s and consulting fees, will be paid to our Advisors for services rendered prior to or in connection with the completion of our business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Advisors and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our business combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our SPAR holders, to the extent then known, in the Business Combination Registration Statement provided to our SPAR holders. It is unlikely the amount of such compensation will be known at the time of distribution of such amendment, as the directors of the post-combination business will determine executive officer and director compensation.

Related Party Policy

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interest involving our company, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness). The Code of Ethics is filed as an exhibit to this Report.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. We also require each of our directors and officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Potential conflicts of interest that may arise in connection with related party transactions may include, but are not limited to, financing arrangements with our Sponsor, its affiliates, or other related parties, other than those that are contractual obligations of our company that pre-date the adoption of our Code of Ethics. Accordingly, the agreements governing the Committed Forward Purchase, the Additional Forward Purchase, and the Private Warrants will not be subject to review and approval by our audit committee. However, any material amendments to these agreements, or any new financing arrangements, which may take the form of purchases of additional Sponsor Shares or other securities we may issue, will be subject to such policies. Our related party transactions guidelines require the audit committee to assess, among other factors, whether such transaction is on terms no less favorable than those available to an unaffiliated third party under similar circumstances.

Our affiliate, PSCM, manages or advises several funds. PSCM and its affiliates may, in the future, sponsor acquisition companies with whom we could potentially compete. PSCM and its affiliates may form and manage other investment vehicles investing in public or private companies at any time prior to the announcement of our business combination, including, but not limited to, private or public investment vehicles that may invest side-by-side with our company. In any of the foregoing circumstances, a conflict of interest may arise. To the extent any such conflicts arise, we cannot guarantee that they will be resolved in our favor.

However, except for the foregoing, we do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target, because we intend that our acquisition target will be a large capitalization, privately-owned company, and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities).

Each of our directors and officers currently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Neither the affiliates of our Sponsor nor members of our Management Team who are employed by our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Accordingly, in the future, if any of our directors or officers becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Any presentation of such opportunities to entities other than us, or affiliates of our Sponsor, may present additional conflicts.

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of the members of our Management Team or Investment Team are required to commit his or her full time to our affairs. The members of our Investment Team are employed by PSCM. While the members of our Management Team intend to devote as much of their time as they deem necessary to our affairs, and while we believe the eight members of our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose, any special purpose acquisition companies sponsored by affiliates of PSCM) in a manner that allows them to provide us with the resources and support we require while also fulfilling their responsibilities to PSCM, such persons may have conflicts of interest in allocating his or her time among various business activities.
•
In the course of their other business activities, our directors and officers may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
•
With certain limited exceptions in each case, (i) Sponsor Shares will generally not be transferable, assignable or salable prior to the consummation of our business combination, (ii) the Forward Purchase Shares will generally not be transferable, assignable or salable until 180 days after the consummation of our business combination and (iii) the Sponsor Warrants, Advisor Warrants and the Public Shares issuable upon the exercise thereof will generally not be transferable, assignable or salable until three years after the consummation of our business combination. Since our Sponsor, directors and officers may directly or indirectly own our securities following the Distribution, our Sponsor, directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our business combination.
•
Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our business combination.

The conflicts described above may not be resolved in our favor.

In general, directors and officers of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•
the corporation could financially undertake the opportunity;
•
the opportunity is within the corporation’s line of business; and
•
it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our directors and officers may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Charter provides that the doctrine of corporate opportunity will not apply with respect to any of our directors or officers in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing a business combination with a company that is affiliated with our Sponsor, officers or directors. Pursuant to our charter, in the event we seek to complete our business combination with a company that is affiliated with our Sponsor, officers or directors, or if our Board is unable to independently determine the value of the proposed business combination, we, or a committee of independent directors, will be required to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm. Except with respect to the foregoing, we will not be required to obtain such an opinion.

We expect that we will obtain any necessary stockholder approvals prior to the time at which the Public Shares are issued. Accordingly, our Sponsor, as the holder of our Sponsor Shares, will provide such approval.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, directors or officers, or their affiliates.

Director Independence

Our Charter and SPAR Rights Agreement require that a majority of our board of directors be independent, as set forth in the NYSE listing rules. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of our directors, other than Mr. Ackman, is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

Fees

The following table summarizes the aggregate fees billed for professional services provided to us by KPMG LLP (“KPMG”) for the years ended December 31, 2023 and December 31, 2022:

Fee Category	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Audit Fees (1)	$627,500	$225,000
Audit - Related Fees (2)	50,000	—
Tax Fees (3)	6,500	6,000
Total Fees	$684,000	$231,000

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements as well as review of our interim financial statements, included in our quarterly reports on Form 10-Q and our Registration Statement, and other services that an independent registered public accounting firm would customarily provide in connection with regulatory and other required filings submitted to the SEC.
(2)
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)
Tax Fees. Tax fees consist of fees billed for tax compliance, which generally involves assistance in preparing, reviewing and filing various tax filings in the U.S. and tax consulting.

Pre-Approval Policy

Our audit committee was formed upon the completion of our Distribution. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of Report:
(1)
Financial Statements
(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(c)
Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Exhibit No.	Description of Exhibits
3.1

Third Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 29, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

3.2	Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s S-1/A filed July 28, 2023)
4.1	Specimen SPAR Certificate (incorporated by reference to Exhibit 4.1 to the Company’s S-1/A filed July 28, 2023)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s S-1/A filed July 28, 2023)
4.3

SPAR Rights Agreement, dated as of September 29, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

4.4

Sponsor Warrant Agreement, dated as of July 28, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.5 to the Company’s S-1/A filed August 18, 2023)

4.5

Advisor Warrant Agreement, dated as of September 29, 2023, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

4.6*	Description of Securities
10.1

Registration Rights Agreement, dated as of September 29, 2023, among the Company and certain security holders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.2	Form of Subscription Agreement between the Company and Pershing Square SPARC Sponsor, LLC (incorporated by reference to Exhibit 10.3 to the Company’s S-1/A filed July 28, 2023)
10.3

Indemnity Agreement, dated as of September 29, 2023, between the Company and William Ackman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.4

Indemnity Agreement, dated as of September 29, 2023, between the Company and Ben Hakim (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.5

Indemnity Agreement, dated as of September 29, 2023, between the Company and Michael Gonnella (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.6

Indemnity Agreement, dated as of September 29, 2023, between the Company and Steve Milankov (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.7

Indemnity Agreement, dated as of September 29, 2023, between the Company and Jennifer Blouin (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.8

Indemnity Agreement, dated as of September 29, 2023, between the Company and Kathryn Judge (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.9

Indemnity Agreement, dated as of September 29, 2023, between the Company and Linda Rottenberg (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.10

Indemnity Agreement, dated as of September 29, 2023, between the Company and Lisa Gersh (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.11

Indemnity Agreement, dated as of September 29, 2023, between the Company and Michael Ovitz (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.12

Indemnity Agreement, dated as of September 29, 2023, between the Company and Jacqueline Reses (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.13

Committed Forward Purchase Agreement, dated as of September 29, 2023, between the Company, Pershing Square, L.P., Pershing Square International, Ltd. and Pershing Square Holdings, Ltd. (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.14

Additional Forward Purchase Agreement, dated as of September 29, 2023, between the Company and PS SPARC I Master, L.P. (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.15	Sponsor Warrant Purchase Agreement between the Company and Pershing Square SPARC Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s S-1/A filed August 18, 2023)
10.16

Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Lisa Gersh (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.17

Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Michael Ovitz (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.18

Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Jacqueline Reses (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

14.1	Code of Conduct and Ethics, effective as of September 29, 2023 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023)
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERSHING SQUARE SPARC HOLDINGS, LTD.

By:	/s/ William A. Ackman
Name:	William A. Ackman
Title:	Chief Executive Officer and Chairman of the Board of Directors
Date:	March 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William A. Ackman	Chief Executive Officer, Chairman of the Board of
William A. Ackman	Directors (Principal Executive Officer)	March 20, 2024

/s/ Michael Gonnella	Chief Financial Officer
Michael Gonnella	(Principal Financial and Accounting Officer)	March 20, 2024

/s/ Jennifer Blouin	Director
Jennifer Blouin		March 20, 2024

/s/ Kathryn Judge	Director
Kathryn Judge		March 20, 2024

/s/ Linda Rottenberg
Linda Rottenberg	Director	March 20, 2024

PERSHING SQUARE SPARC HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Pershing Square SPARC Holdings, Ltd.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pershing Square SPARC Holdings, Ltd. (the Company) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 20, 2024

PERSHING SQUARE SPARC HOLDINGS, LTD.
BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$24,992,649	$9,887
Prepaid expenses	13,327	13,364
Other receivables	—	271
Total Current Assets	25,005,976	23,522
Cash held in segregated account	5,001,000	—
Total Assets	$30,006,976	$23,522

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$553,030	$734,503
Directors compensation payable	225,000	—
Total Current Liabilities	778,030	734,503

Advisor Warrants liability	3,000,000	—
Sponsor Warrants liability	37,294,034	—
Total Liabilities	41,072,064	734,503

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at December 31, 2023; 500,000 authorized and 399,965 issued and outstanding at December 31, 2022	42	40
Additional paid-in capital	4,225,288	3,999,610
Accumulated deficit	(15,290,418)	(4,710,631)
Total Stockholders’ Equity/(Deficit)	(11,065,088)	(710,981)
Total Liabilities And Stockholders’ Equity/(Deficit)	$30,006,976	$23,522

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF OPERATIONS

	Year ended
	December 31, 2023	December 31, 2022
Interest income	$2	$3
Legal fees	(3,358,073)	(2,263,607)
Compensation expense	(3,225,000)	—
Consulting fees	(1,060,025)	—
Accounting and tax expense	(684,000)	(231,000)
Other expenses	(390,622)	(16,841)
Printing fees	(383,804)	(208,861)
Franchise tax expense	(54,898)	(3,042)
Research expense	(21,813)	—
Income/(Loss) from operations	(9,178,233)	(2,723,348)

Change in fair value of Sponsor Warrants liability	(1,401,554)	—
Other income/(loss)	(1,401,554)	—

Net loss	$(10,579,787)	$(2,723,348)

Weighted average common shares outstanding, basic and diluted	415,917	154,073
Basic and diluted net loss per common share	$(25.44)	$(17.68)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity/(Deficit)
Balance – December 31, 2021	23,660	$2	$236,598	$(1,987,283)	$(1,750,683)
Issuance of Common Stock to Sponsor	376,305	38	3,763,012	—	3,763,050
Net loss	—	—	—	(2,723,348)	(2,723,348)
Balance – December 31, 2022	399,965	40	3,999,610	(4,710,631)	(710,981)
Issuance of Common Stock to Sponsor	22,568	2	225,678	—	225,680
Net loss	—	—	—	(10,579,787)	(10,579,787)
Balance – December 31, 2023	422,533	$42	$4,225,288	$(15,290,418)	$(11,065,088)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CASH FLOWS

	Year ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net loss	$(10,579,787)	$(2,723,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense from Advisor Warrants	3,000,000	—
Change in fair value of Sponsor Warrants liability	1,401,554	—
(Increase)/decrease in operating assets:
Prepaid expenses	37	(13,364)
Other receivables	271	(96)
Increase/(decrease) in operating liabilities:
Accrued expenses	(181,473)	(1,026,180)
Directors compensation payable	225,000	—
Net cash used in operating activities	(6,134,398)	(3,762,988)

Cash flows from financing activities:
Proceeds from sales of Common Stock to Sponsor	225,680	3,763,050
Proceeds from sale of Sponsor Warrants to Sponsor	35,892,480	—
Net cash provided by financing activities	36,118,160	3,763,050

Net change in cash and cash equivalents and cash held in segregated account	29,983,762	62
Cash and cash equivalents and cash held in segregated account —beginning of year	9,887	9,825
Cash and cash equivalents and cash held in segregated account —end of year	$29,993,649	$9,887

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company’s registration statement (the “Registration Statement”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). As of December 31 2023, the Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as outstanding, a change of 284 from the 60,971,015 SPARs outstanding as of September 30, 2023. The change reflects the issuance since that date to certain registered holders of PSTH common stock as of July 25, 2022 which were not reflected in the records of DTC. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

The common shares of the surviving entity of the Business Combination, which, depending on the form the Business Combination takes, may be the Company or any entity other than the Company (the “Surviving Corporation”), are referred to as the “Public Shares”. All activity for the period from January 1, 2022 through December 31, 2023 relates to the Company’s formation, the Registration and the search for a Business Combination from and after effectiveness of the Registration. The Company may generate non-operating income in the form of interest from proceeds obtained in connection with the private placements of the Sponsor Shares and the Sponsor Warrants (defined in Note 4). The Company has selected December 31st as its fiscal year-end.

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

Financing

Each SPAR will be exercisable for two Public Shares, and SPARs must be exercised in whole. Upon the Company entering into a definitive agreement with respect to a Business Combination (a “Definitive Agreement”), the Company will announce the final exercise price (the “Final Exercise Price”) of the SPARs. Following entry into the Definitive Agreement, the Company will file a registration statement (the “Business Combination Registration Statement”) that will include information regarding the proposed Business Combination, and the Company will seek to satisfy substantially all express closing conditions contained in the Definitive Agreement, other than those that can only be satisfied as of a later date (the “Disclosure Period Closing Conditions”). Following the satisfaction or waiver of the Disclosure Period Closing Conditions and the Business Combination Registration Statement becoming effective and being mailed to the holders of SPARs, holders will have 20 business days (the “SPAR Holder Election Period”) to submit an irrevocable notice of their election to purchase Public Shares (an “Election”), and to submit their exercise payment to be held in a custodial account controlled by an independent custodian (the “Custodial Account”). Following the SPAR Holder Election Period, the Company will have up to 10 business days (the “Closing Period”) to assess whether all remaining closing conditions are satisfied (the “Final Closing Conditions”) and whether to proceed with the proposed Business Combination, abandon the Business Combination, or in certain limited circumstances, extend the Closing Period to a date that is no later than 10 months from the start of the SPAR Holder Election Period. If the Final Closing Conditions are satisfied, the Business Combination will be consummated (the “Closing”) and the SPARs will automatically be exercised concurrently therewith. In certain circumstances, Elections may be revoked, and the periods may be postponed, extended or terminated, as described in the Prospectus.

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of December 31, 2023 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, will be used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

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

The proceeds from the submission of SPAR exercise payments will remain in a Custodial Account (and will not be released) until the consummation of the Business Combination for use in connection therewith or the liquidation of the Company due to the failure to consummate a Business Combination during the SPAR Holder Election Period, unless the Company extends the Closing Period (an “Early Termination”), in which event the funds held in the Custodial Account are to be returned, inclusive of interest (if any), to electing holders of the SPARs in proportion to the aggregate exercise price paid by each such holder. In no event will funds be held in the Custodial Account for longer than 10 months from the start of the SPAR Holder Election Period, which is the maximum amount of time funds may be held in the Custodial Account, and at which time the Company will be required to liquidate if the Closing has not yet occurred.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023, the Company’s cash and cash equivalents balance was $29,993,649 comprised of $24,992,649 of cash in the Company’s operating account and $5,001,000 of cash in the Segregated Account. At December 31, 2022, cash and cash equivalents was comprised solely of cash in the Company’s operating account of $9,887.

Advisor Warrants Liability

The Advisor Warrants (defined in Note 4) were issued at no cost to the Company’s advisory board members. Accordingly, the Company accounts for the Advisor Warrants under ASC 718—Stock compensation (“ASC 718”) as the instruments were issued in connection with services provided towards the Company’s operations and potential Business Combination by the advisory board. The Advisor Warrants have a settlement feature whereby the Company or the Sponsor has the option to purchase the warrant from the holder upon the termination of their services for $1,000,000. See Note 4 for further details. The settlement feature results in liability classification at the Advisor Warrants repurchase price on grant date under ASC 718, stock-based compensation associated with equity-classified awards. Upon the consummation of the Business Combination (or vesting date), the outstanding liability will be measured at fair value.

Sponsor Warrants Liability

The Company accounts for the Sponsor Warrants (defined in Note 4) pursuant to applicable guidance in ASC 480 —Distinguishing liabilities from equity (“ASC 480”), and ASC 815-40—Contracts in an entity’s own equity (“ASC 815-40”), under which the Sponsor Warrants do not meet the criteria for equity treatment because the number of underlying Public Shares for which the Sponsor Warrants are exercisable is dependent upon the number of Public Shares outstanding immediately following consummation of the Business Combination along with the amount of funds raised in connection therewith. Accordingly, the Sponsor Warrants’ fair value at initial measurement, was recorded as a derivative liability, and subsequent changes in fair value will be reflected on the statement of operations at each reporting period. The fair value of the Sponsor Warrants is measured using a Black-Scholes option pricing model, and the Sponsor Warrants’ classification will be re-assessed at the end of each reporting period.

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

As of December 31, 2023, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from its exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of December 31, 2023 and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per Common Share for the periods presented. As a result, diluted income/(loss) per share of Common Stock is the same as basic income/(loss) per share of Common Stock for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of December 31, 2023, the Company recorded a full valuation allowance against the deferred tax asset associated with the net loss recorded for the period from November 3, 2021 (inception) through December 31, 2023.

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

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of December 31, 2023 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

Note 4—Related Party Transactions

Sponsor Shares

For the period from November 3, 2021 (inception) through December 31, 2023, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

Sponsor Warrants

On July 28, 2023, the Company sold warrants to the Sponsor (the “Sponsor Warrants”) for an aggregate price of $35,892,480 in a private placement, of which $5,001,000 was deposited into the Segregated Account. The transaction price of the Sponsor Warrants was determined by the Company, in consultation with a third-party, nationally recognized valuation firm, based on its fair value as of the previous month-end. The Sponsor Warrants are exercisable, in the aggregate, for up to 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of the Business Combination, on a fully diluted basis (including without limitation, Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor and Advisor Warrants or the conversion or exercise of then-outstanding securities of the Surviving Corporation, whether or not convertible or exercisable at such time). The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of December 31, 2023 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like the Sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction from being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of the Business Combination, on a fully diluted basis (the “Proration”).

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

The Sponsor Warrants and the Public Shares issuable upon exercise of the Sponsor Warrants will generally not be saleable or transferable until three years after the consummation of the Business Combination (except to certain permitted transferees) and are subject to certain adjustments and registration rights. The Sponsor Warrants will expire on the date that is 10 years from the consummation of the Business Combination. The Sponsor Warrants may be exercised in whole or in part and will not be subject to redemption.

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

The repurchase price of the Advisor Warrants was established by the Sponsor in its discretion and was not intended to, and may not, represent the fair market value of the Advisor Warrants as of the time of issuance or any time of potential repurchase. The repurchase price and other terms of the Advisor Warrants were established in order to attract what the Company believes are highly experienced and capable advisory board members, and were based on the significant time commitment expected of an advisory board member, including with respect to assisting the Company in identifying potential Business Combination candidates, the novel nature of the Company in the public market and the risks and responsibilities attendant to untested public vehicles, the potential 10-year term of the Company, the skill, expertise and business contacts of the advisory board members, and the value of the advisory board members’ respective time in light of their experience and other professional responsibilities. The repurchase price was also established at a price the Company believes will likely be a substantial discount to the fair value of the Advisor Warrants immediately after the Business Combination, which the Company believes incentivizes the advisory board members to remain on the board over time. In the event an advisory board member elects to resign during the time periods described above, the Company currently anticipates that it or the Sponsor will likely exercise its repurchase right (assuming the Company or the Sponsor, as applicable, believed that the repurchase price was less than the then fair value of the Advisor Warrants as of such time), and contemplates that any such repurchase would reasonably compensate such an advisory board member for their service on the board. The repurchase was structured as the Company’s repurchase right (and not the Company’s obligation) to permit the Company to decide, at the time of any advisory board member resignation, whether or not the exercise of the repurchase right is advantageous to the Company in light of market and other conditions then applicable to the Company.

As discussed in Note 2, the Advisor Warrants have a settlement feature that results in liability classification as the Advisor Warrants repurchase price on the grant date under ASC 718 and upon the consummation of the Business Combination (or vesting date) will be measured at fair value. The Advisor Warrants were granted to the advisory board members on September 29, 2023 and as a result the Company recorded compensation expense of $3,000,000 on the statement of operations for the year ended December 31, 2023 and a corresponding Advisor Warrants liability on the balance sheet.

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

The Additional Forward Purchaser may exercise the Additional Forward Purchase, at its election, in one or two tranches (each, the “First Tranche Additional Forward Purchase” and the “Second Tranche Additional Forward Purchase”, respectively), each of which would be effectuated, at the Final Exercise Price, at the time of the consummation of the Business Combination; provided that in no event will the number of Public Shares purchased pursuant to the First Tranche Additional Forward Purchase and the Second Tranche Additional Forward Purchase collectively exceed the quotient of (i) the Aggregate Additional Forward Purchase Amount divided by (ii) the Final Exercise Price (the “Maximum Additional Forward Purchase”). The Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the First Tranche Additional Forward Purchase, in an amount up to the Maximum Additional Forward Purchase, by written notice to the Company no later than five business days prior to the execution of the Definitive Agreement. In the event that (i) the First Tranche Additional Forward Purchase is less than the Maximum Additional Forward Purchase and (ii) all SPARs issued and outstanding immediately prior to the commencement of the SPAR Holder Election Period are not elected to be exercised as of the end of the SPAR Holder Election Period, then the Company shall promptly notify the Additional Forward Purchaser of the number of such issued and outstanding SPARs that were not elected to be exercised (the “Unexercised SPARs”). The Additional Forward Purchaser will have the right, but not the obligation, to commit to purchase the Second Tranche Additional Forward Purchase no later than five business days after such notice, the Public Shares equal to the product of (i) two and (ii) the number of Unexercised SPARs at the Final Exercise Price.

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

Directors' Compensation

Immediately after the effectiveness of the Registration, the Company appointed three independent directors to the Board. The independent directors will receive annual compensation of $275,000 for their service as an independent director, and an additional $25,000 in connection with their service as a committee chair, payable quarterly. Their annual compensation is recorded under compensation expense in the statement of operations and will be reviewed by the Company’s compensation committee on an annual basis. Mr. Ackman does not receive any compensation from the Company in either his capacity as a director or as an officer.

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

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were 422,533 and 399,965 shares of Common Stock issued and outstanding, respectively, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At December 31, 2023 and December 31, 2022, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of December 31, 2023, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

ASC 820 establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The level within which the fair value measurement is categorized is determined on the basis of the lowest level input that is significant to the fair value measurement. The following fair value hierarchy is used to classify assets and liabilities based on the observable and unobservable inputs used to value the assets and liabilities:

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy as of December 31, 2023.

Description	Level	Fair Value
Liabilities:
Sponsor Warrants	3	$37,294,034
SPARs	3	—
Forward Purchase Agreements	3	—

Level 3 Transfers

Transfers between levels during the period are determined and deemed to have occurred at each financial statement reporting date. There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments for the period from their issuance to December 31, 2023. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the determination date.

Description	As of December 31, 2022	Issuance Cost	Change in Fair Value	As of December 31, 2023
Sponsor Warrants	$—	$35,892,480	$1,401,554	$37,294,034
SPARs	—	—	—	—
Forward Purchase Agreements	—	—	—	—
Total	$—	$35,892,480	$1,401,554	$37,294,034

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At December 31, 2023, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

The SPARs and Forward Purchase Agreements were accounted for as liabilities, and their fair values were determined based on a number of factors embedded in the instruments, mainly that no active trading market exists for either instrument and it is likely that the Final Exercise Price of the SPARs will be set at a price that equates to its fair value. As a result, the fair values of the SPARs and Forward Purchase Agreements liabilities will likely remain unchanged until the SPARs are quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Company continues to re-evaluate its assumptions and significant estimates on these financial instruments at each reporting period when the financial statements are prepared. Existing circumstances and assumptions about future developments may change due to market changes or as the Company approaches a Definitive Agreement towards a Business Combination.

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability as of December 31, 2023 are listed below.

Sponsor Warrants	Inputs
Volatility	25%
Probability of Not Completing a Deal	30%
Expected Time to Complete a Deal (in years)	4.9
Probability of Warrant Renegotiation	30%
Estimated Target Equity Value	$4.5 billion

The Sponsor Warrants’ significant unobservable inputs include: (i) Volatility, (ii) Probability of Not Completing a Deal, (iii) Expected Time to Complete a Deal, (iv) Probability of Warrant Renegotiation and (v) Estimated Target Equity Value. The volatility reflects the anticipated implied volatility of the potential target company from the Company’s Business Combination over the Sponsor Warrants’ 10-year term. The Probability of Not Completing a Deal relates to the Company’s deadline to complete its Business Combination by the expiration of the Sponsor Warrants’ term. The Expected Time to Complete a Deal considers the Company’s timeframe to consummate a Business Combination with all necessary shareholder and Board approvals to be the midpoint of the 10-year deadline. The Probability of Warrant Renegotiation is a discount based on the probability that the Sponsor Warrants will be restructured at the time of the Company’s Business Combination. The discount of 30% is representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed blank check company transactions. The Estimated Target Equity Value is the Company’s assumption of the total equity capital of the entity following its Business Combination. This assumption factors in the Company’s available capital at the time of the deal which is the estimated proceeds from the exercise of the SPARs and the Forward Purchase Agreements, and applies a multiplier to the Company’s available capital based on its observation of the medium multiple between historical blank check companies’ available capital and the equity value of their eventual merger targets.

Note 7—Income Taxes

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$12,214	$685
Operating costs	2,904,448	988,547
Total deferred tax assets	2,916,662	989,232
Valuation allowance	(2,916,662)	(989,232)
Net deferred tax asset, net of allowance	$—	$—

The Company’s income tax provision consists of the following:

	Year ended December 31,
	2023	2022
Current
Federal	$—	$—
State	—	—
Deferred
Federal	(1,927,430)	(571,903)
State	—	—
Change in valuation allowance	1,927,430	571,903
Income tax provision	$—	$—

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2023 and December 31, 2022, the valuation allowance was $2,916,662 and $989,232, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of Sponsor Warrants liability	(2.8)%	—
Change in valuation allowance	(18.2)%	(21.0)%
Income tax provision	—	—

The Company files income tax returns in the U.S. federal jurisdiction and New York. The Company’s tax returns since inception remain open and subject to examination by the taxing authorities.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the December 31, 2023 balance sheet date up to the date that the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.