Form 10-Q
period 2024-03-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2024-05-09
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No☐

As of May 9, 2024, there were 422,533 shares of common stock, par value $0.0001, of Pershing Square SPARC Holdings, Ltd. issued and outstanding.

PERSHING SQUARE SPARC HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

-i-

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSHING SQUARE SPARC HOLDINGS, LTD.

Balance SheetS

	As of
	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$24,634,158	$24,992,649
Prepaid expenses	42,962	13,327
Total Current Assets	24,677,120	25,005,976
Cash held in segregated account	5,001,000	5,001,000
Total Assets	$29,678,120	$30,006,976

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$682,911	$553,030
Directors compensation payable	225,000	225,000
Total Current Liabilities	907,911	778,030

Advisor Warrants liability	3,000,000	3,000,000
Sponsor Warrants liability	37,598,489	37,294,034
Total Liabilities	41,506,400	41,072,064

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at March 31, 2024 and December 31, 2023	42	42
Additional paid-in capital	4,225,288	4,225,288
Accumulated deficit	(16,053,610)	(15,290,418)
Total Stockholders’ Equity/(Deficit)	(11,828,280)	(11,065,088)
Total Liabilities And Stockholders’ Equity/(Deficit)	$29,678,120	$30,006,976

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Operations

	For the three months ended
	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)
Interest income	$—	$1
Compensation expense	(225,000)	—
Accounting and tax expense	(87,712)	(31,500)
Legal fees	(74,174)	(1,212,208)
Franchise tax expense	(50,000)	(1,104)
Printing fees	(10,096)	(97,000)
Other expenses	(5,991)	—
Research expense	(5,764)	(5,368)
Consulting fees	—	(765,675)
Income/(Loss) from operations	(458,737)	(2,112,854)

Change in fair value of Sponsor Warrants liability	(304,455)	—
Other income/(loss)	(304,455)	—

Net loss	$(763,192)	$(2,112,854)
Weighted average common shares outstanding, basic and diluted	422,533	399,965
Basic and diluted net loss per common share	$(1.81)	$(5.28)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2022 (Audited)	399,965	$40	$3,999,610	$(4,710,631)	$(710,981)
Net loss	—	—	—	(2,112,854)	(2,112,854)
Balance – March 31, 2023 (Unaudited)	399,965	$40	$3,999,610	$(6,823,485)	$(2,823,835)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2023 (Audited)	422,533	$42	$4,225,288	$(15,290,418)	$(11,065,088)
Net loss	—	—	—	(763,192)	(763,192)
Balance – March 31, 2024 (Unaudited)	422,533	$42	$4,225,288	$(16,053,610)	$(11,828,280)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Cash Flows

	For the three months ended
	March 31, 2024 (Unaudited)	March 31, 2023 (Unaudited)
Cash flows from operating activities:
Net loss	$(763,192)	$(2,112,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Sponsor Warrants liability	304,455	—
(Increase)/decrease in operating assets:
Prepaid expenses	(29,635)	5,368
Other receivables	—	271
Increase/(decrease) in operating liabilities:
Accrued expenses	129,881	2,104,446
Net cash used in operating activities	(358,491)	(2,769)

Net change in cash and cash equivalents and cash held in segregated account	(358,491)	(2,769)
Cash and cash equivalents and cash held in segregated account —beginning of period	29,993,649	9,887
Cash and cash equivalents and cash held in segregated account —end of period	$29,635,158	$7,118

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

March 31, 2024

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

The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). The Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding as of March 31, 2024. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

The common shares of the surviving entity of the Business Combination, which, depending on the form the Business Combination takes, may be the Company or any entity other than the Company (the “Surviving Corporation”), are referred to as the “Public Shares”. All activity for the period from November 3, 2021 (inception) through March 31, 2024 relates to the Company’s formation, the Registration and the search for a Business Combination from and after effectiveness of the Registration. The Company may generate non-operating income in the form of interest from proceeds obtained in connection with the private placements of the Sponsor Shares and the Sponsor Warrants (defined in Note 4). The Company has selected December 31st as its fiscal year-end.

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

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of March 31, 2024 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, will be used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

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

The proceeds from the submission of SPAR exercise payments will remain in a Custodial Account (and will not be released) until the consummation of the Business Combination for use in connection therewith or the liquidation of the Company due to the failure to consummate a Business Combination during the Closing Period (which is extendable by 10 months from the start of the SPAR Holder Election Period) (an “Early Termination”) in which event the funds held in the Custodial Account are to be returned, inclusive of interest (if any), to electing holders of the SPARs in proportion to the aggregate exercise price paid by each such holder. In no event will funds be held in the Custodial Account for longer than 10 months from the start of the SPAR Holder Election Period, which is the maximum amount of time funds may be held in the Custodial Account, and at which time the Company will be required to liquidate if the Closing has not yet occurred.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The financial information provided is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year period or for any future periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 20, 2024, which contains the audited financial statements and notes thereto.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2024, the Company’s cash and cash equivalents balance was $29,635,158 comprised of $24,634,158 of cash in the Company’s operating account and $5,001,000 of cash in the Segregated Account. At December 31, 2023, the Company's cash and cash equivalents balance was $29,993,649 comprised of $24,992,649 of cash in the Company’s operating account and $5,001,000 of cash in the Segregated Account.

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

Sponsor Warrants Liability

The Company accounts for the Sponsor Warrants (defined in Note 4) pursuant to applicable guidance in ASC 480—Distinguishing liabilities from equity (“ASC 480”), and ASC 815-40—Contracts in an entity’s own equity (“ASC 815-40”), under which the Sponsor Warrants do not meet the criteria for equity treatment because the number of underlying Public Shares for which the Sponsor Warrants are exercisable is dependent upon the number of Public Shares outstanding immediately following consummation of the Business Combination along with the amount of funds raised in connection therewith. Accordingly, the Sponsor Warrants’ fair value at initial measurement, was recorded as a derivative liability, and subsequent changes in fair value will be reflected on the statement of operations at each reporting period. The fair value of the Sponsor Warrants is measured using a Black-Scholes option pricing model and the Sponsor Warrants’ classification will be re-assessed at the end of each reporting period.

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

As of March 31, 2024, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of March 31, 2024, and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per Common Share for the periods presented. As a result, diluted income/(loss) per share of Common Stock is the same as basic income/(loss) per share of Common Stock for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of March 31, 2024, the Company recorded a full valuation allowance against the deferred tax assets associated with the net loss recorded for the period from November 3, 2021 (inception) through March 31, 2024.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have been or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of March 31, 2024 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

Note 4—Related Party Transactions

Sponsor Shares

For the period from November 3, 2021 (inception) through March 31, 2024, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of March 31, 2024 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980).

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

In addition, in the event an advisory board member resigns for any reason prior to the Business Combination and at a time when the Company is not subject to a letter of intent (or a Definitive Agreement) with respect to its Business Combination, the Company or the Sponsor will be entitled, at its election, to repurchase in full such advisory board member’s Advisor Warrants. The repurchase price in each case will be $1,000,000 with respect to each advisory board member, or $3,000,000 in the aggregate. The repurchase right may be assigned or transferred to one of the Company’s affiliates and must be exercised, if at all, by the date that is the later of (i) the two-year anniversary of the date on which the SPARs were first distributed pursuant to the Prospectus and (ii) 60 days after the effective date of such advisory board member’s resignation. In the event the Company (or an affiliate) does not exercise the repurchase right by such time, the resigning advisory board member will retain the Advisor Warrants.

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

As discussed in Note 2, the Advisor Warrants have a settlement feature that results in liability classification as the Advisor Warrants repurchase price on the grant date under ASC 718 and upon the consummation of the Business Combination (or vesting date) will be measured at fair value. The Advisor Warrants were granted to the advisory board members on September 29, 2023 and as a result the Company recorded compensation expense of $3,000,000 and a corresponding Advisor Warrants liability of $3,000,000.

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

Directors’ Compensation

Immediately after the effectiveness of the Registration, the Company appointed three independent directors to the Board. The independent directors will receive annual compensation of $275,000 for their service as an independent director, and an additional $25,000 in connection with their service as a committee chair, payable quarterly. Their annual compensation is recorded under compensation expense in the statements of operations and will be reviewed by the Company’s compensation committee on an annual basis. Mr. Ackman does not receive any compensation from the Company in either his capacity as a director or as an officer.

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

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 422,533 shares of Common Stock issued and outstanding, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2024 and December 31, 2023, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

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

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy as of March 31, 2024 and December 31, 2023.

Description	Level	As of March 31, 2024	As of December 31, 2023
Liabilities:
Sponsor Warrants	3	$37,598,489	$37,294,034
SPARs	3	—	—
Forward Purchase Agreements	3	—	—

Level 3 Transfers

Transfers between levels during the period are determined and deemed to have occurred at each financial statement reporting date. There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2024. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the determination date.

Description	As of December 31, 2023	Change in Fair Value	As of March 31, 2024
Sponsor Warrants	$37,294,034	$304,455	$37,598,489
SPARs	—	—	—
Forward Purchase Agreements	—	—	—
Total	$37,294,034	$304,455	$37,598,489

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At March 31, 2024 and December 31, 2023, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

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

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability as of March 31, 2024 and December 31, 2023 are listed below.

Sponsor Warrants	As of March 31, 2024	As of December 31, 2023
Volatility	25%	25%
Probability of Not Completing a Deal	30%	30%
Expected Time to Complete a Deal (in years)	4.8	4.9
Probability of Warrant Renegotiation	30%	30%
Estimated Target Equity Value	$4.5 billion	$4.5 billion

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

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the March 31, 2024 balance sheet date up to the date that the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, and including but not limited to statements regarding the Company or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, included in this Quarterly Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Information concerning these and other factors can be found in the Company’s filings with the SEC, including those set forth in the Risk Factors section of the Company’s Prospectus. Copies are available on the SEC’s website, www.sec.gov. In light of the significant uncertainties in forward-looking statements, you should not regard such statements as a representation or warranty that the Company will achieve its objectives and plans in any specified timeframe, or at all, and you should not place undue reliance on any forward-looking statements. The Company disclaims any intention or obligation to update or revise any forward-looking statements, except as may be required by law.

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

Results of Operations

All activities since the Company's inception through March 31, 2024 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $763,192, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $304,455, (ii) Directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $233,737. For the three months ended March 31, 2023, we had a net loss of $2,112,854 offset by interest income, which consisted solely of accounting, consulting, franchise tax, legal, printing, research, and other expenses totaling $2,112,855.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sale of $4,225,330 Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in private placements. As of March 31, 2024 and December 31, 2023, we had a cash balance of $24,634,158 and $24,992,649, respectively, in the operating account, after funding $5,001,000 to the Segregated Account. We will hold these funds in cash.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations or operating lease obligations as of March 31, 2024 and December 31, 2023.

Critical Accounting Policies

The preparation of the unaudited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Advisor Warrants Liability

The Advisor Warrants were issued at no cost to our advisory board members. Accordingly, we account for the Advisor Warrants under ASC 718—Stock compensation as the instruments were issued in connection with services provided towards our operations and potential Business Combination by the advisory board. The Advisor Warrants’ have a settlement feature whereby we or our Sponsor have the option to purchase the warrant from the holder upon the termination of their services for $1,000,000. The settlement feature results in liability classification at the Advisor Warrants’ repurchase price on grant date. Upon the consummation of our Business Combination (or vesting date), the outstanding liability will be measured at fair value.

Sponsor Warrants Liability

We account for the Sponsor Warrants pursuant to applicable guidance in ASC 480—Distinguishing liabilities from equity (“ASC 480”) and ASC 815-40—Contracts in an entity’s own equity (“ASC 815-40”), under which the Sponsor Warrants do not meet the criteria for equity treatment because the number of underlying Public Shares for which the Sponsor Warrants are exercisable is dependent upon the number of Public Shares outstanding immediately following the consummation of our Business Combination along with the amount of funds raised in connection therewith. Accordingly, the Sponsor Warrants’ fair value at initial measurement was recorded as a derivative liability, and subsequent changes in fair value will be reflected on the statement of operations at each reporting period. The fair value of the Sponsor Warrants is measured using a Black-Scholes option pricing model and the Sponsor Warrants’ classification will be re-assessed at the end of each reporting period. See Note 6 of the notes to the unaudited financial statements included herein for further information on the significant inputs utilized to determine fair value.

SPARs and Forward Purchase Agreement Liabilities

We account for the SPARs and the Forward Purchase Agreements in accordance with the guidance contained in ASC 480 and ASC 815-40. Under this guidance, we have determined that the SPARs and the Forward Purchase Agreements do not meet the criteria for equity treatment and will be recorded as derivative liabilities. Upon issuance, we recorded the initial fair value of the SPARs and Forward Purchase Agreements as expenses because such instruments were distributed to parties other than shareholders and accordingly may not be recognized as dividends under ASC 505, Equity. These liabilities will subsequently be measured at fair value with changes in fair value reflected on the statement of operations at each reporting period. The classification of these instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. See Note 6 of the notes to the unaudited financial statements included herein for further information on their fair values.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our Business Combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”) filed with the SEC on March 20, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

3.2	Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s S-1/A filed July 28, 2023)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Part III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2024	Pershing Square SPARC Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: May 9, 2024	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer