Form 10-K
period 2024-12-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2025-03-18
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, was: Not Applicable.

As of March 18, 2025, there were 422,533 shares of Common Stock, par value $0.0001, issued and outstanding.

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
•
“PSCM” or “Pershing Square” are to Pershing Square Capital Management, L.P.
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

Our Sponsor is managed by PSCM, a registered investment adviser under the Investment Advisers Act of 1940, as amended, and the members of our Sponsor are the Pershing Square Funds.

Pershing Square was established in 2003 and has demonstrated a strong track record of historical performance. The compound annual rate of return and cumulative total return (net of fees) of Pershing Square, L.P., the investment fund managed by Pershing Square with the longest track record, from its inception on January 1, 2004 to December 31, 2024, has materially exceeded that of its benchmark, the S&P 500 Index, over the same period.

In addition to Pershing Square, L.P., Pershing Square has managed three other investment funds, each of which (like Pershing Square, L.P.) has invested in various public securities over its period of operation. The compound annual rate of return and cumulative total return (net of fees) of two of these other funds have also materially exceeded that of the S&P 500 Index, while one fund has not exceeded the S&P 500 Index (in each case from the inception of such fund until its closing or as of December 31, 2024, as applicable). Pershing Square has also managed seven co-investment special purpose vehicles (“SPVs”), each of which invested in a single, publicly traded company. The compound annual rate of return and cumulative total return (net of fees) of five of the SPVs materially exceeded that of the S&P 500 Index over their respective periods of operation, while two SPVs underperformed the S&P 500 Index over its period of operation.

Pershing Square has previously served as co-sponsor of Justice Holdings, Ltd., a special purpose acquisition company, and an affiliate of Pershing Square served as sponsor of Pershing Square Tontine Holdings, Ltd. (“PSTH”), which was also a special purpose acquisition company that did not enter into an initial business combination within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved. Justice Holdings, Ltd. raised approximately $1.5 billion in its initial public offering (including a $458 million investment by funds managed by Pershing Square), and subsequently merged with Burger King Worldwide Inc., and later, Tim Hortons, to form Restaurant Brands International Inc. Pershing Square, through certain of the funds it manages, remains the second-largest investor in Restaurant Brands International Inc. The stock of Restaurant Brands International, Inc. has generated a compound annual total shareholder return of 15% since its merger with Justice Holdings, Ltd. in 2012 (as of December 31, 2024).

PSTH raised $4.0 billion in its initial public offering, which was consummated on July 24, 2020. PSTH did not consummate a business combination and, in July 2022, returned the funds held in its trust account to its stockholders. The performance of Justice Holdings, Ltd. or PSTH is not indicative of whether we will be able to enter into and consummate a business combination.

Our Management Team is led by William A. Ackman, our Chairman and Chief Executive Officer, who will work closely with the PSCM investment team (the “Investment Team”) and the other employees of, and resources available to, PSCM to fulfill our corporate mission. Mr. Ackman has spent 32 years in the investment management industry, with 21 years as CEO of PSCM. PSCM’s investment strategy involves the purchase of large minority stakes in high-quality, large capitalization, growth companies during periods when they have underperformed their potential. By working with management teams and boards of directors, PSCM has assisted its portfolio companies in creating substantial long-term value.

The Investment Team is comprised of seven other investment professionals with tenures at Pershing Square of four to 16 years, who prior to Pershing Square, served in analyst and associate roles at Apollo, Blackstone, KKR, Goldman Sachs, Hellman & Friedman and Warburg Pincus. PSCM has 33 other accounting, legal, finance, and technology professionals who will support our company on an as-needed basis.

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

Following the exercise of our SPARs, we believe we will likely have one of the largest amounts of capital of any company formed for the purpose of carrying out a business combination. The table below illustrates the amount of committed equity capital we will have available for use in our business combination, assuming the exercise of all SPARs outstanding as of December 31, 2024 at the indicated Final Exercise Price. No minimum amount of SPARs are required to be exercised and there can be no guarantee that any SPARs will be exercised.

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

Mature Unicorns. Over the past decade, numerous high-quality, venture-backed businesses have achieved significant scale, market share, competitive dominance and cash flow—we call these companies “Mature Unicorns.” Many of these companies have chosen to remain private, as there has been, until recently, limited pressure from their investors for liquidity, and large amounts of growth capital available from investors, mutual funds and hedge funds. Over the time period in which we will be searching for a business combination partner—up to 10 years—we expect that conditions in equity markets, including the stock market and private or growth equity markets, will fluctuate. As a result, the relative attractiveness of an IPO, the amount of funding available from private equity sources, and demands for liquidity from investors may change significantly. While we are not completely isolated from such factors, we believe there will be periods in which we are particularly well-positioned, as compared to other sources of equity capital, to offer a potential business combination partner with needed financing, liquidity and an efficient path to becoming a publicly traded company. We believe this is particularly true in the current market environment — with SPACs (including the post-combination public companies resulting from SPAC mergers) performing extremely poorly and the traditional initial public offering market being weak, we believe our company may present an attractive alternative for a private company to go public.

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

We anticipate structuring our business combination so that the post-business combination company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”).

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

Our SPARs

We distributed our SPARs at no cost to the former holders of the Class A common stock of PSTH and former holders of the distributable redeemable warrants of PSTH, based on ownership as of July 25, 2022, the final date on which PSTH securities traded. One SPAR was distributed in respect of every four shares of PSTH Class A common stock then outstanding, and one SPAR was distributed in respect of every two distributable redeemable warrants then outstanding. We have not issued fractional SPARs, no cash was paid in lieu thereof, and any fractional amount was rounded down to the nearest whole number. As of December 31, 2024, the Rights Agent verified the SPARs position at each Depository Trust Company ("DTC") participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

The SPARs will each be exercisable for two Public Shares at a minimum exercise price of $10.00 per share ($20.00 in total). Each SPAR may only be exercised in full, for two Public Shares, and cannot be exercised in part. In connection with a proposed business combination, we may decide to seek a greater amount of capital from public investors, in which case we may increase, but not decrease, the exercise price of our SPARs. If we decide to increase the per-share exercise price of our SPARs, we will publicly announce such increase at the time we announce that we have entered into a definitive agreement with respect to our business combination (the “Definitive Agreement”). We refer to the $10.00 SPAR exercise price per share as the “Minimum Exercise Price” and to the publicly announced final exercise price as the “Final Exercise Price.” The total proceeds from the exercise of all SPARs issued and outstanding at December 31, 2024 at the Minimum Exercise Price will be $1,219,425,980 (assuming all such SPARs are exercised). There is no maximum Final Exercise Price, and accordingly, no maximum amount of total proceeds we could raise from the exercise of all SPARs at the Final Exercise Price (the “Final Exercise Proceeds”). For example, if we decided to raise twice as much public capital, each SPAR would become exercisable for two Public Shares at a Final Exercise Price of $20.00 per share ($40.00 in total), and the Final Exercise Proceeds would be $2,438,851,960 (assuming all SPARs issued and outstanding at December 31, 2024 are exercised). Our ability to set an exercise price without an upper limit could cause SPAR holders, depending on their resources, to be unable to exercise their SPARs, and thus be unable to participate in any future appreciation in the post-business-combination entity (see Risk Factors, page 37). Any increase in price above the Minimum Exercise Price will be reflected in the Business Combination Registration Statement and will not be subject to further adjustment.

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

Sponsor Shares

Our Sponsor has purchased, as of the date of this Report, 422,533 shares of Common Stock (the “Sponsor Shares”) for an aggregate purchase price of $4,225,330, or $10.00 per share. The Sponsor Shares, following consummation of our business combination, will become Public Shares. If we determine to set the Final Exercise Price above the Minimum Exercise Price, we will carry out a reverse stock split of the Sponsor Shares at a ratio such that the effective purchase price per Sponsor Share equals the Final Exercise Price at which SPAR holders will purchase Public Shares. For example, if the Final Exercise Price is $20.00, we will carry out a 2-to-1 reverse stock split of the Sponsor Shares, such that half as many Sponsor Shares are outstanding and the effective purchase price paid for each Sponsor Share then outstanding will equal $20.00. Our Sponsor may, but is not obligated to, purchase additional Sponsor Shares prior to our business combination in order to provide us with additional working capital.

Prior to the SPARs distribution, we filed with the SEC an audited balance sheet reflecting at least $5,000,001 of the proceeds from the sale of the Sponsor Shares and the Sponsor Warrants described below having been deposited in a segregated account, which will be held in cash (the “Segregated Account”). We will not release such funds from the Segregated Account except in connection with the consummation of our business combination, an Early Termination, or the expiration of the SPARs.

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

The Sponsor Warrants are exercisable, in the aggregate, for up to 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (including without limitation, Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor and Advisor Warrants or the conversion or exercise of then-outstanding securities of the surviving corporation, whether or not convertible or exercisable at such time). We refer to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the business combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the business combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the business combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the business combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs that are issued and outstanding at December 31, 2024 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like our sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (the “Proration”).

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

The repurchase price of the Advisor Warrants was established by our Sponsor in its discretion and was not intended to, and may not, represent the fair market value of the Advisor Warrants as of the time of issuance or any time of potential repurchase. The repurchase price and other terms of the Advisor Warrants were established in order to attract what we believe are highly experienced and capable advisory board members, and were based on the significant time commitment expected of advisory board members, including with respect to assisting the Company in identifying potential business combination candidates, the novel nature of our company in the public market and the risks and responsibilities attendant to untested public vehicles, the potential 10-year term of our company, the skill, expertise and business contacts of our advisory board members, and the value of our advisory board members’ respective time in light of their experience and other professional responsibilities. Our Sponsor did not assign any relative or specific weights to these factors, and instead conducted an overall analysis of the factors. The repurchase price was also established at a price the Company believes will likely be a substantial discount to the fair value of the Advisor Warrants immediately after our business combination, which we believe incentivizes our advisory board members to remain on the board over time. In the event an advisory board member elects to resign during the time periods described above, the Company currently anticipates that it or the Sponsor will likely exercise its repurchase right (assuming the Company or Sponsor, as applicable, then believed that the repurchase price was less than the then fair value of the Advisor Warrants as of such time), and contemplates that any such repurchase would reasonably compensate such an advisory board member for their service on the board. The repurchase was structured as our repurchase right (and not our obligation) to permit us to decide, at the time of any director resignation described above, whether or not the exercise of the repurchase right is advantageous to the Company in light of market and other conditions then applicable to the Company.

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

Effect of Sponsor Warrants and Director Warrants on Ownership

The unique structure of our Sponsor Warrants and Advisor Warrants, which are exercisable for a fixed percentage of the pro forma post-combination company, will have different effects on the ownership interest of public stockholders in the post-combination company, and that of the owners of the business combination partner (assuming such stockholders remain investors in the post-combination company) as compared to the typical structure of SPACs, in which the sponsor maintains an ownership interest equal to 25% of that of its public stockholders in the post-combination company (or greater, in the case of redemptions).

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

Financial Position

As a result of the exercise of our SPARs and the Committed Forward Purchase, we expect to have a minimum of approximately $1.5 billion in equity capital for use in our business combination assuming the maximum number of SPARs are exercised, and as much as $4.7 billion if the total amount of the Additional Forward Purchase is consummated, in each case assuming that the maximum number of SPARs are exercised and before the payment of fees and expenses associated with our business combination. We believe that we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations, and strengthening its balance sheet by reducing its debt. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to tailor the consideration to be paid to the target business to fit owner’s and management’s needs and requirements. We have not, however, taken any steps to secure third-party financing and there can be no assurance such financing will be available to us on acceptable terms or at all.

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

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
Definition of Business Combination	A business combination in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one	Not expressly defined, but includes a merger or acquisition with one or more unidentified companies. NASDAQ Listing Rule IM-5101-2.	No express provision.

A business combination in the form of a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more operating businesses or assets. SPAR Rights

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
	or more operating businesses or assets. NYSE Listing Rule 102.06.			Agreement and SPARC amended and restated certificate of incorporation.
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

Trust Account / Custodial Account	At least 90% of proceeds of IPO and any concurrent sales of equity securities to be held in a trust account controlled by an independent custodian until consummation of a business combination	At least 90% of the gross proceeds from the initial public offering and any concurrent sale of equity securities must be deposited in a trust account maintained by an independent trustee,	No express provision.

100% of proceeds from exercise of SPARs to be placed in an interest-bearing Custodial Account until consummation of a business combination or liquidation of the company. SPAR Rights Agreement and SPARC

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
	or liquidation of company. NYSE Listing Rule 102.06.	an escrow account maintained by an “insured depository institution” or in a separate bank account established by a registered broker or dealer. NASDAQ Listing Rule IM-5101-2(a).		amended and restated certificate of incorporation.
Time to Complete Transaction	Up to three years from IPO. NYSE Listing Rule 102.06(e).	Within 36 months of the effectiveness of its IPO registration statement. NASDAQ Listing Rule IM-5101-2(b).

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

Redemption	Stockholders who do not wish to participate in a transaction can redeem their shares. The issuer must provide for redemption	Stockholders who do not wish to participate in a transaction can redeem their shares. The issuer must provide for redemption	No express provision.	SPAR holders who do not wish to participate in the business combination do not exercise their SPARs (or may sell their SPARs in the market). There are

	NYSE SPAC Listing Standards	NASDAQ SPAC Listing Standards	OTCQX SPARC Quotation Standards	SPARC Terms
	in connection with a stockholder vote on the business combination, or provide an opportunity for redemption via tender offer. NYSE Listing Rule 102.06(b) and (c).	in connection with a stockholder vote on the business combination, or provide an opportunity for redemption via tender offer. NASDAQ Listing Rule IM-5101-2(d) and (e).		no Public Shares outstanding to be redeemed, or funds to be returned to SPAR holders at that time.
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

We expect that our SPARs, when they become transferable, will be quoted on the OTCQX. The OTCQX requires blank check companies to comply with the OTCQX U.S. initial quotation standards which are less stringent than the listing requirements applicable to SPACs on the NYSE or NASDAQ.

Generally, securities exchanges have quantitative and corporate governance related initial listing standards. In the case of SPACs initially listed on the NYSE, the primary quantitative standards are: (i) an IPO price per share of at least $4.00, (ii) an aggregate market value of $100 million, (iii) a market value of publicly held shares of $80 million, and (iv) 300 round lot holders and a minimum of 1,100,000 publicly held shares. NYSE corporate governance requirements, among others, include that: (i) listed company boards consist of a majority of independent directors and meet in executive sessions without management; (ii) listed companies have nomination, compensation and audit committees composed entirely of independent directors; and (iii) listed companies establish corporate governance guidelines and a code of business conduct and ethics. NYSE-listed companies must also hold annual meetings of stockholders and obtain stockholder approval for certain matters, regardless of whether such approval is required under law or by the company’s governing documents, including the adoption of equity compensation plans, the issuance of common stock in excess of 20% of the company’s outstanding common stock at a price lower than the “minimum price” (generally, the trading price of the common stock at the time of signing a binding agreement in connection with such issuance), the issuance of common stock to related parties and change-of-control transactions. NYSE-listed companies are also generally prohibited from taking actions that would disproportionately reduce the voting power of stockholders, such as the issuance of “super-voting” stock. SPACs listed on NASDAQ have similar initial listing and corporate governance requirements.

OTCQX U.S. initial quotation standards require (i) that a quoted company not be “penny stock”, which we will demonstrate by having filed, prior to the effectiveness of the Registration Statement, an audited balance sheet reflecting net tangible assets of at least $5,000,001, as described elsewhere in this Report, (ii) a minimum bid price of at least $0.10, (iii) an aggregate market capitalization of $10 million, (iv) an aggregate public float of $20 million, (v) 50 round lot holders, and (vi) that the quoted company be an SEC reporting company. OTCQX corporate governance requirements include that quoted company boards include at least two independent directors and have a majority independent audit committee. Generally, OTC Markets Group, Inc. reserves the right to grant exemptions to its initial quotation standards in its sole and absolute discretion.

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

Liquidation of Company if No Business Combination

If we are unable to complete our business combination and our SPARs expire (at the earlier of 10 years from the date the SPARs were first distributed or upon an Early Termination), we will, as promptly as reasonably possible and subject to the approval of our stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Any remaining assets of the Company will be distributed to the holders of our Sponsor Shares, which is expected to consist solely of the Sponsor Shares held by our Sponsor, subject to applicable law.

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

Employees

We currently have four officers. Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. In addition, we have an Investment Team comprised of eight members, who are employed by PSCM. We believe our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose the SPACs sponsored by affiliates of PSCM, including PSTH) amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

Item 1A. Risk Factors

Summary of Risk Factors

This summary does not address all of the risks that we face. You should consider carefully all of the risks described below, together with the other information contained in this Report and the prospectus associated with our distribution, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In such event, the trading price of our securities could decline, and you could lose all or part of your investment. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•
Our SPARs are generally non-transferable at all times other than in connection with the SPAR Holder Election Period.

•
Our company structure is the first of its kind and is subject to market uncertainties that may cause the market price of our SPARs to be volatile.
•
The quotation of SPARs on the OTCQX marketplace, rather than being listed on a national securities exchange such as the NYSE or the NASDAQ Global Market, may present significant risks to the holders of SPARs, including lower availability and efficiency of market price quotations, significantly less liquidity, increased trading costs, the absence of certain corporate governance protections, and the applicability of state securities laws that could result in restrictions on the sale of our SPARs.
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

We have distributed our SPARs and intend to identify a business combination target and raise funds to consummate our business combination through the exercise of our SPARs by our SPAR holders. To our knowledge there are no comparable companies that have utilized this structure and no established trading market exists for such subscription warrants. Our SPARs are subject to market uncertainties, including, among others, whether the initial recipients of our SPARs are likely to retain or sell their SPARs during the SPAR Holder Election Period, whether an active and orderly trading market for our SPARs will develop during the SPAR Holder Election Period and whether potential business combination counterparties will find our structure to be attractive. Unlike the shares of a SPAC, which may trade at or below their per-share redemption value due to, among other reasons, a market expectation that its business combination will result in a decline in share price below the redemption value, the equivalent scenario for our SPARs would imply a negative market price. However, our SPARs will only be able to trade at positive prices; accordingly, if the market expectation is that the Public Shares that will be issued in our business combination will trade at a price below the announced Final Exercise Price, it is likely that our SPARs would trade at a very low price, or not at all. The likelihood of an active trading market being maintained during the SPAR Holder Election Period could be negatively impacted by, among other things, negative developments or rumors regarding our proposed business combination, unfavorable regulatory developments, or other factors that could cause our SPARs to not maintain a positive trading price. These uncertainties could cause the trading price of our SPARs to be volatile and you may be unable to sell our SPARs at an attractive, or any, price.

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

Quotation on the OTCQX marketplace, rather than being listed on a national securities exchange such as the NYSE or the NASDAQ Global Market, may present significant risks to the holders of SPARs.

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

If we are unable to maintain the quotation of our SPARs on the OTCQX or another over-the-counter marketplace, your ability to sell your SPARs during the SPAR Holder Election Period will be limited to private transactions, or you may not be able sell your SPARs at all. Transactions effected on the OTCQX will likely have higher transaction costs than those for a listed security, and private transactions may have higher transaction costs than those conducted on the OTCQX.

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

During 2024, the NYSE had been developing a rule change to the NYSE Listed Company Manual, Section 703.12 Listing Standards for Warrants and Rights. The effect of this rule change, had it been enacted, would have permitted SPAR trading during the SPAR Holder Election Period to occur on the NYSE (rather than over-the-counter or “pink sheet” markets). On August 19, 2024, the SEC instituted proceedings to determine whether to approve or disapprove the proposed rule change. On December 17, 2024, the NYSE withdrew its proposed rule change after discussions with the SEC. As a result, and subject to any future potential rule changes by the NYSE (if any), we currently expect that SPARs will be quoted during the SPAR Holder Election Period on the OTCQX marketplace of the OTC Markets Group, and not the NYSE.

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

Operating a blank check company and consummating a business combination are subject to significant regulatory and litigation risks and there is no assurance we will be able to complete a business combination. PSTH, a SPAC that was sponsored by an affiliate of Pershing Square, failed to complete a business combination, and we may fail to complete our business combination. PSTH was also subject to litigation alleging that it was an unregistered investment company, and we may be subject to litigation with respect to regulatory or other issues.

PSTH, a SPAC that went public in July 2020 and was sponsored by an affiliate of Pershing Square, did not consummate an initial business combination agreement it had entered with Universal Music Group, or any other business combination, within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved. PSTH decided not to consummate the transaction with Universal Music Group after, among other reasons, the SEC indicated that it did not agree with PSTH’s view that a stock purchase constituted a valid “business combination” under the NYSE rules applicable to SPACs. In addition, PSTH was sued by private plaintiffs who alleged that PSTH was an unregistered investment company. SPARC may face other regulatory or litigation challenges and there can be no assurances that we will be able to complete a business combination.

We may have limited recourse if our business combination partner breaches its obligations under the Definitive Agreement and declines to consummate the business combination.

If our business combination partner attempts to abandon the business combination, we will determine whether or not to pursue any available legal remedies to complete the business combination. Our ability to pursue the business combination will depend on, among other factors, the likelihood of being able to resolve the dispute, the expected time required to do so, and our prospects for identifying an alternate transaction and consummating it prior to the expiration of our SPARs. If such event occurs during the Closing Period, we may determine to abandon the transaction even if we believe we are legally entitled to consummate the transaction, or be forced to abandon the transaction at the Closing Deadline, in which event we would have to liquidate our company. In certain circumstances, this may provide a potential business combination partner with negotiating leverage to obtain an amendment or waiver of terms in the Definitive Agreement in a manner less favorable to us. SPAR holders will not have the right to vote on any amendment to the Definitive Agreement, and we will revoke previously made Elections only in the limited circumstance of a Materially Adverse Amendment. Our ability to mitigate this risk will depend, in part, on the remedies for breach that we are able to obtain in the Definitive Agreement, which we cannot predict. As a result, SPAR holders could lose some or all of their investment, have lost the opportunity to sell their SPARs at a higher price, and may receive a lower or negative return on their Public Shares once issued.

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

Electing SPAR holders will have agreed to have their exercise payments released to us from the Custodial Account in connection with the Closing, and will not be able to cancel or prevent the exercise of their SPARs, which will occur automatically and concurrently with the consummation of our business combination. Accordingly, if you submit an Election to exercise your SPARs and you later learn information about us or the proposed business combination that you consider unfavorable to the exercise of your SPARs, you may not revoke or change your Election or sell your SPARs and will not be able to have your exercise payment returned to you (subject to the limited exceptions described above). In addition, we cannot predict how these restrictions on transferability and revocation, or other features of SPARs, will impact the trading price of our SPARs during the SPAR Holder Election Period.

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

In the event of a Materially Adverse Amendment during the SPAR Holder Election Period and the Closing Period, we will (i) file a post-effective amendment to the Business Combination Registration Statement to disclose the Materially Adverse Amendment in accordance with applicable securities laws, (ii) cause all previous Elections of SPARs to be revoked, (iii) return all funds from the Custodial Account that were tendered at the Final Exercise Price in connection with such Elections and (iv) hold or re-open the SPAR Holder Election Period for an additional 20 business days, during which we anticipate the SPARs will trade on the OTCQX marketplace of the OTC Markets Group or other quotation service. If you do not support a Materially Adverse Amendment, your recourse would be limited to declining to submit an Election or to sell your SPARs during the additional SPAR Holder Election Period.

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

Any past experience and performance of Pershing Square (and the investment funds and SPVs that it manages or has managed), PSTH, Justice Holdings, Ltd. or our Management Team is not a guarantee (1) that we will be able to successfully identify a suitable candidate for our business combination; or (2) of any results with respect to any business combination we may consummate. You should not rely on the historical record of Pershing Square, PSTH, Justice Holdings, Ltd., or our Management Team’s performance as indicative of the future performance of an investment in us or the returns we will generate or are likely to generate going forward. An investment in us is not an investment in Pershing Square.

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

The Additional Forward Purchaser has the right to purchase Additional Forward Purchase Shares up to an aggregate Forward Purchase of $3.5 billion, but has no obligation to make such purchase. At the time that the Additional Forward Purchaser commits to the size of its investment (if any), it will be acquiring shares of our company at the Final Exercise Price, rather than the price that would result from an arm’s-length negotiation with a third party or would be reflected in the market if the SPARs were transferable at such time.

The Committed Forward Purchasers have committed to purchase no less than $250.0 million of Forward Purchase Shares at the time of our business combination, and the size of this committed amount will increase proportionately to the extent the Final Exercise Price exceeds $10.00 per share, up to a maximum of $1.0 billion at a Final Exercise Price of $40.00 per share or greater. The Additional Forward Purchaser is entitled, but not obligated, to purchase the amount of the $3.5 billion Forward Purchase not allocated, in each case at the Final Exercise Price, to the Committed Forward Purchasers at the Final Exercise Price. The Public Shares purchased pursuant to the Forward Purchase Agreements will be purchased at a per-share price equal to the Final Exercise Price at which SPAR holders will purchase Public Shares. However, at the time that the Additional Forward Purchase amount is announced, and at the time the Forward Purchase is exercised, the value of our Public Shares could be higher or lower than would be obtained in an arm’s length negotiation with an independent third party carried out at such time, or as would be implied by market prices if SPARs were transferable at such time. In such case, the Committed Forward Purchasers will be required to purchase, and the Additional Forward Purchaser might seek to buy, Forward Purchase Shares that the Company would be obligated to sell, even though the Company may be able to obtain equity financing from other sources at a higher price per share. Accordingly, we may be required to sell Forward Purchase Shares at less than their market value. In addition, we will determine the Final Exercise Price based, in part, on the size of the Additional Forward Purchase. Because the Additional Forward Purchaser is an affiliate of our Sponsor, we may face a conflict of interest in determining whether to allocate this investment opportunity to SPAR holders or the Additional Forward Purchaser. The foregoing factors could potentially decrease the willingness of SPAR holders to elect to exercise their SPARs during the SPAR Holder Election Period and reduce the capital we have available to consummate our business combination.

Our ability to raise additional capital or consummate our business combination may be adversely impacted if the Additional Forward Purchaser declines to exercise its right to purchase Forward Purchase Shares.

The Additional Forward Purchaser has the right, but not the obligation, to purchase the amount of the Forward Purchase (a total of $3.5 billion) that is not allocated to the Committed Forward Purchasers. If our Board determines that our business combination requires additional capital, and the Additional Forward Purchaser (or Affiliate Transferees) does not exercise this right in part or in full at the time we enter into a Definitive Agreement, our ability to consummate our business combination may depend in part on our ability to raise debt financing or additional capital from third-party investors. This could negatively impact the market price of our SPARs and reduce the extent to which SPAR holders elect to exercise their SPARs, which could further increase our need to obtain additional capital in order to consummate the transaction.

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

As of December 31, 2024, approximately $23.1 million from the sale of the Sponsor Shares and the Sponsor Warrants, after expenses related to our formation, the Distribution, operating costs and the funding of $5,001,000 held in cash in the Segregated Account, is available to us to fund our working capital requirements. We will hold these funds in cash pending use. Our Sponsor may purchase additional Sponsor Shares in order to fund our operating costs, but has no obligation to do so. If the proceeds from the sale of the Sponsor Shares and Sponsor Warrants are insufficient to fund our operations for up to 10 years, we may require additional funding in the form of additional purchases of our securities by our affiliates, or we may be forced to liquidate. In the event of our liquidation, our SPARs will expire worthless. None of our Sponsor, members of our Management Team nor any of their affiliates is under any obligation to invest funds in us in such circumstances.

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

The risk of any such reduction occurring will increase if and to the extent that we extend the Closing Period, which may result in us holding investor funds for as long as 10 months.

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

We may not be able to complete a business combination with a U.S. target company if such business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

CFIUS is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

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

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

Our business combination may be structured in a variety of ways, including, but not limited to, a merger, capital stock exchange, asset acquisition, stock purchase or reorganization. We are not able to predict the form that our business combination will take. It is likely that our stockholders (including the Forward Purchasers and our Sponsor) will own a minority share of the post-combination company or the target business. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the target company’s stock than we initially acquired. Accordingly, our management may have limited ability, if any, to influence or control the target business. We cannot provide assurance that we will maintain representation on the board of directors of the post-combination company, or that we will have sufficient influence to ensure that the management of the target business will possess the skills, qualifications or abilities necessary to profitably operate such business.

Members of our Management Team and Investment Team will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our business combination.

The members of our Management Team and Investment Team are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. The members of our Management Team and Investment Team may be engaged in other business endeavors for which they may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. The eight members of our Investment Team will allocate their time between fulfilling their duties to us and to PSCM (including for this purpose any acquisition companies sponsored by affiliates of PSCM). Our directors may also serve as officers or board members for other entities. If such persons’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10 of this Report entitled “Directors, Executive Officers and Corporate Governance.”

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

In addition, although we have adopted a Code of Ethics pursuant to which, among other things, our audit committee must approve any related-party transaction, this policy will not apply to the agreements and transactions with our Sponsor and its affiliates entered into prior to September 29, 2023. As a result, the purchase of the Sponsor Shares, the Forward Purchase Agreements, the sale of the Sponsor Warrants and the issuance of the Advisor Warrants are not and will not be subject to any audit committee review.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors or officers. Our directors and officers may also serve as officers and board members for other entities, including, without limitation, those described under Item 10 of this Report entitled Directors, Executive Officers and Corporate Governance —Conflicts of Interest. Such entities may compete with us for business combination opportunities. Our Sponsor, directors and officers are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our business combination as set forth in Item 1 of this Report entitled Business—Selection of a Target Business and Structuring of our Business Combination and such transaction was approved by a majority of our disinterested independent directors. Although we are required by our Charter to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business with one or more businesses affiliated with our directors, officers, or current stockholders, potential conflicts of interest still may exist and, as a result, the terms of our business combination may not be as advantageous to our SPAR holders as they would be absent any conflicts of interest.

Our Sponsor Warrants and Advisor Warrants may create an incentive for our Sponsor and advisory board members to identify and advocate for a business combination that may not be in the best interests of SPAR warrant holders.

Our Charter provides that entering into our business combination requires the approval of a majority of our disinterested independent directors, each of whom is being compensated solely in cash for their board service and has not been issued Sponsor Warrants or Advisor Warrants. However, our Sponsor and advisory board may play a significant role in identifying potential business combination targets and negotiating the terms of any proposed potential business combination. Because our Sponsor and the members of our advisory board hold Sponsor Warrants and Advisor Warrants, respectively, they may have an incentive to identify and advocate for a business combination that may not be in the best interests of SPAR holders. In particular, even though the Sponsor Warrants and Advisor Warrants are not “in-the-money” until the share price of the surviving entity of the business combination is at least 20% higher than the Final Exercise Price, the Sponsor Warrants and the Advisor Warrants have a term of 10 years from the consummation of the business combination, which could incentivize our Sponsor and advisory board members to identify and advocate for a business combination with a value at the time of the business combination below the Final Exercise Price, if such parties believed that over the 10 year term of the Sponsor Warrants and Advisor Warrants, a value in excess of the exercise price of the Sponsor Warrants and Advisor Warrants could be achieved.

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
•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy; and
•
other disadvantages compared to our competitors who have less debt.

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

We intend to effect our business combination with a single target business. However, we may seek to effect business combinations with multiple target businesses simultaneously or within a short period of time, which we may not be able to do as a result of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

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

In pursuing our business combination strategy, we are likely to seek to effect our business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in our business combination with a company that is not as profitable as we suspected, if at all.

We may be unable to obtain additional financing to complete our business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Because we have not yet identified a prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the sale of our Sponsor Shares, Sponsor Warrants, Committed Forward Purchase Shares, any Additional Forward Purchase Shares and our issuance of the Public Shares upon exercise of our SPARs proves to be insufficient to complete our business combination, either because of the size of our business combination, the depletion of the available net proceeds in search of a target business, the failure of a significant number of SPAR holders to exercise their SPARs or the decision of the Additional Forward Purchaser not to purchase any or a sufficient number of Public Shares, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Compliance with the requirements of the Sarbanes-Oxley Act could be particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We may, in connection with our business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are residents if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Item 2. Properties

We currently maintain our principal executive offices at 787 Eleventh Avenue, 9th Floor, New York, NY 10019. The space is provided to us at no cost by PSCM, an entity affiliated with our Sponsor and the members of our management team. We consider our current office space adequate for our current operations.

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

Holders

As of March 18, 2025, there were 150 holders of our 60,971,299 SPARs, one holder of our Common Stock, one holder of our Sponsor Warrants and three holders of our Advisor Warrants.

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

Results of Operations

All activities since the Company’s inception through December 31, 2024 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a business combination. We will not generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net loss of $4,191,705, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $2,465,281, (ii) Directors’ compensation expense of $900,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $826,424. For the year ended December 31, 2023, we had a net loss of $10,579,787 offset by interest income, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $1,401,554, (ii) non-cash loss related to Directors’ compensation expense from the Advisor Warrants liability of $3,000,000, (iii) Directors’ compensation expense of $225,000 and (iv) accounting, franchise tax, legal, printing, research, consulting, and other expenses totaling $5,953,235.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sale of $4,225,330 Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in a private placement. As of December 31, 2024 and December 31, 2023, we had a cash balance of $23,070,496 and $24,992,649 in the operating account, respectively, after funding $5,001,000 to the Segregated Account. We will hold these funds in cash.

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

Contractual Obligations

We did not have any long-term debt, capital lease obligations or operating lease obligations as of December 31, 2024 and December 31, 2023.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

SPARs and Forward Purchase Agreement Liabilities

We account for the SPARs and the Forward Purchase Agreements in accordance with the guidance contained in ASC 480 and ASC 815-40. Under this guidance, we have determined that the SPARs and the Forward Purchase Agreements do not meet the criteria for equity treatment and will be recorded as derivative liabilities. Upon issuance, we recorded the initial fair value of the SPARs and Forward Purchase Agreements as expenses because such instruments were distributed to parties other than shareholders and accordingly may not be recognized as dividends under ASC 505—Equity. These liabilities will subsequently be measured at fair value with changes in fair value reflected on the statement of operations at each reporting period. The classification of these instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period. See Note 6 of the notes to the financial statements included herein for further information on their fair values.

Off-Balance Sheet Arrangements

As of December 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented.

Management adopted ASU 2023-07 effective December 31, 2024 and concluded that it did not affect our financial position or the results of its operations as we report as one operating segment. See Note 8 of the notes to the financial statements included herein for further information on the effects of the adoption of ASU 2023-07.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2024 and December 31, 2023, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our business combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessments and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a)
None.
(b)
During the year ended December 31, 2024, no director or Section 16 officer has adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
William Ackman	58	Chairman and Chief Executive Officer; Director
Ben Hakim	49	President
Michael Gonnella	44	Chief Financial Officer
Jessica Falzone	35	Corporate Secretary
Jennifer Blouin	54	Independent Director
Kathryn Judge	47	Independent Director
Linda Rottenberg	56	Independent Director
Lisa Gersh	66	Advisory Board Member
Michael Ovitz	78	Advisory Board Member
Jacqueline D. Reses	55	Advisory Board Member

Our Officers

William Ackman serves as our Chairman and Chief Executive Officer. Mr. Ackman also served as the Chairman and Chief Executive Officer of PSTH. Mr. Ackman has served as Pershing Square’s Founder and Chief Executive Officer since the firm’s founding in in 2003, and as Chairman of the board of directors of Pershing Square Holdco GP, LLC (“PS HoldCo GP”) since June 2024. Prior to founding Pershing Square, Mr. Ackman co-founded and co-managed Gotham Partners Management Co., LLC (“Gotham Partners”), an investment adviser that managed public and private equity hedge fund portfolios, until 2003. Prior to forming Gotham Partners, Mr. Ackman was a principal with Ackman Brothers & Singer, Inc., now known as the Ackman Ziff Real Estate Group, where he arranged and structured equity and debt financing for real estate investors and developers. Mr. Ackman is currently a non-executive director of Universal Music Group N.V. and is also a member of the Investment Advisory Committee on Financial Markets of the Federal Reserve Bank of New York. In addition, Mr. Ackman serves on the boards of Dean’s Advisors of the Harvard Business School and the Pershing Square Foundation, a charitable family foundation that he founded in 2006. Mr. Ackman previously served as Chairman of Howard Hughes Holdings, Inc., a real estate holding company. Mr. Ackman received a Master in Business Administration from the Harvard Business School and a Bachelor of Arts magna cum laude from Harvard College.

Ben Hakim serves as our President and previously served as President of PSTH. Mr. Hakim has served as President of Pershing Square since June 2024 and as President and as a member of the board of directors of PS Holdco GP since February 2025. He joined the Investment Team in 2012 and is currently a non-executive director of Howard Hughes Holdings Inc. Mr. Hakim was previously a Senior Managing Director at The Blackstone Group, where he worked in the Mergers & Acquisitions group for 13 years. Mr. Hakim received his Bachelor of Science from Cornell University in 1997.

Michael Gonnella serves as our Chief Financial Officer and previously served as Chief Financial Officer of PSTH. Mr. Gonnella has served as Chief Financial Officer of Pershing Square since March 2017 and as Chief Financial Officer of Pershing Square Holdco, L.P. since September 2024. Prior to his appointment as Pershing Square’s Chief Financial Officer in 2017, he served as senior controller of Pershing Square since joining the firm in 2005. Mr. Gonnella is a certified public accountant and received his Bachelor of Science from Seton Hall University in 2002.

Jessica Falzone serves as our Corporate Secretary and is Counsel and Compliance Officer at Pershing Square. Previously, she was Senior Vice President and Counsel at Lazard Asset Management from February 2023 and Vice President and Counsel from March 2018. Prior to joining Lazard, Ms. Falzone was an associate at Schulte Roth & Zabel LLP. Ms. Falzone received her J.D. from University of Pennsylvania Carey Law School in 2014 and her B.A. summa cum laude from Binghamton University in 2011.

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

Kathryn Judge is the Harvey J. Goldschmid Professor of Law at Columbia Law School. Her research focuses on financial regulation and intermediation design. She is a regular speaker at academic, industry and policy conferences in the United States and abroad. She currently serves as Chair of the Research Committee of the European Corporate Governance Institute. She also serves as a director and Treasurer of Bread for the World and Bread for the World Institute and as a director of the Columbia Business Law Review. She has served on the Financial Research Advisory Committee of the Office of Financial Research, during which time she co-chaired the LIBOR to SOFR Working Group and the Financial Innovation Working Group. She also served as an editor of the Journal of Financial Regulation and as a member of the Task Force on Financial Stability, co-sponsored by the Hutchins Center on Fiscal & Monetary Policy at the Brookings Institution and the Initiative on Global Markets at the University of Chicago Booth School of Business. She previously served as a law clerk for Judge Richard Posner and Supreme Court Justice Stephen Breyer. She is a graduate of Stanford Law School and Wesleyan University. We believe Ms. Judge is qualified to serve on our board of directors due to her legal expertise and deep knowledge of financial markets and economic policy.

Linda Rottenberg is one of the world’s premier voices in entrepreneurship, technology, and business transformation. As CEO and cofounder of Endeavor, she helped forge the leading global community of, by, and for high-growth entrepreneurs operating in 45 markets across the globe. She also serves as President of Endeavor Catalyst, a rules-based investment fund that invests in Endeavor companies. With $540 million in assets under management across four funds, Endeavor Catalyst has made 350 investments in the top startups from the world’s emerging and frontier markets and counts 60 companies valued at more than $1 billion in its portfolio. Rottenberg currently serves as Lead Independent Director of Globant, a world-leader in digital transformation and software development (NYSE: GLOB); and director of Olo, a SaaS-based restaurant ordering platform (NYSE: OLO). She formerly served as a director of Zayo Group, a $15 billion global bandwidth infrastructure company (NYSE: ZAYO). In 2023, Rottenberg was appointed Vice Chair of the Yale President’s Council on International Activities and made an inaugural member of the Yale Ventures Board of Advisors. A graduate of Harvard College and Yale Law School, her 2014 book, CRAZY IS A COMPLIMENT: The Power of Zigging When Everyone Else Zags, was an instant New York Times bestseller. We believe Ms. Rottenberg is qualified to serve on our board of directors due to her extensive operating and investing experience, serving as an officer and board member of several companies, as well as her vast network of relationships.

Our Advisory Board

Lisa Gersh co-founded Oxygen Media (“Oxygen”) in 1999 and remained its President and Chief Operating Officer until the company’s sale to NBC in 2007 for $925 million. Oxygen was the first-ever multi-platform brand and created content for women, by women, and reached 74 million homes at the time of its sale. Following the sale of Oxygen, Ms. Gersh joined NBC and spearheaded NBC’s acquisition of the Weather Channel, serving briefly as its interim Chief Executive Officer. Also at NBC, Ms. Gersh launched Education Nation, a transformative education initiative that established NBC as the media authority on education. In 2011, Ms. Gersh took over the operations of Martha Stewart Living Omnimedia, Inc. (“Martha Stewart”), first as President and later as its Chief Executive Officer. During her tenure, Ms. Gersh rebranded Martha Stewart, materially reduced its operating expenses, and returned the company to profitability. In 2014, Ms. Gersh transformed Gwyneth Paltrow’s blog, Goop, Inc. (“Goop”), into the first contextual commerce brand. In the process of taking Goop from a collection of recommendations to a freestanding brand, Ms. Gersh oversaw, among other things, the launch of Goop’s e-commerce store, skincare and fashion lines, and created Goop’s pop-up retail strategy. In 2017, Ms. Gersh was named Chief Executive Officer of Alexander Wang, a global fashion brand based in New York City. A graduate of Rutgers Law School, Ms. Gersh began her career as a lawyer, first as a litigation associate at Debevoise & Plimpton LLP, and then as a Partner at Friedman, Kaplan, Seiler & Adelman LLP, a boutique law firm specializing in complex litigation and commercial transactions, which Ms. Gersh co-founded, and which today has more than 50 lawyers. Currently, Ms. Gersh sits on the board of directors of Hasbro, Inc., where she chairs the Compensation Committee, and Money Lion, where she chairs the Nominating and Governance Committee. She also serves on the board of directors of the Bail Project, Inc. and Jones Road, a cosmetics company founded by Bobbi Brown. Ms. Gersh previously served on the board of directors of PSTH and Comscore, Inc.

Michael Ovitz co-founded Creative Artists Agency (CAA) in 1974 and served as its Chairman until 1995. Over that 20-year period, he grew the agency from a start-up organization to the world’s leading talent agency, representing more than 1,000 of the most notable actors, directors, musicians, screenwriters and other personalities in the entertainment industry, including Martin Scorsese, Sean Connery, Robert Redford, Paul Newman, Robert DeNiro, Al Pacino, Bill Murray, Dustin Hoffman, Steven Spielberg, David Letterman, Meryl Streep, Barbara Streisand, Michael Crichton and Michael Jackson. In his journey from the mailroom to media mogul, Mr. Ovitz launched the most powerful agency in the world (to-date), sold three major Hollywood studios, executed all marketing and advertising for The Coca-Cola Company (including creating the Polar Bear Campaign) and was at the forefront of the digital revolution, making alliances with Intel Corporation and other early Silicon Valley companies. Mr. Ovitz also served as President of the Walt Disney Company, from October 1995 to January 1997. In 2010, Mr. Ovitz founded the venture capital fund Broad Beach Ventures LLC, a portfolio of over two hundred companies. He has been a senior advisor to Palantir Technologies for over 15 years and has invested in and advised companies from startups to black swans. He was instrumental in the creation of venture capital firm Andreessen Horowitz and frequently consults for many other firms. In 2018, Mr. Ovitz wrote and published his memoir Who Is Michael Ovitz?, which was on the long list for The Financial Times and McKinsey Business Book of the Year Award. Mr. Ovitz is a graduate of University of California, Los Angeles and helped rebuild the UCLA Medical Center in 1997, while serving as its Chairman for over a decade. Additionally, Mr. Ovitz previously served on the board of directors of PSTH. Mr. Ovitz presently is the Chairman of Treville Capital Group investing in all asset classes, with a primary focus on technology. Mr. Ovitz is also a notable art collector and currently serves on The Board of Trustees at The Museum of Modern Art in New York City.

Jacqueline D. Reses is the Chair, CEO, and Co-Founder of Lead, a chartered bank specializing in Banking-as-a-Service for fintech, consumer, e-commerce, and digital asset companies. Previously, she was Executive Chair of Square Financial Services, Head of Square Capital, and Head of the People Team at Block, Inc. (formerly Square, Inc.). Before that, she served as Chief Development Officer at Yahoo!, was a Partner at Apax Partners Worldwide, and spent seven years at Goldman Sachs in mergers & acquisitions and principal investing. Jacqueline has played a significant role in economic policy and corporate governance. She was Chairwoman of the Economic Advisory Council of the Federal Reserve Bank of San Francisco and currently serves on the boards of Endeavor, Affirm, and Nubank, as well as the Board of Advisors for the Wharton School of the University of Pennsylvania. She earned a Bachelor of Science in Economics with honors from the Wharton School of the University of Pennsylvania. She is also the co-author of Self Made Boss (McGraw Hill), a guide for small businesses on launching, running, and scaling their ventures. Additionally, she holds multiple patents in payments, credit, and cryptocurrency.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from the Company’s inception through December 31, 2024, there were no delinquent filers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 31, 2024, reflecting only the 422,533 Sponsor Shares held by our Sponsor, and on an adjusted basis. The post-distribution column shows the beneficial ownership of our Common Stock. The adjusted basis shows the beneficial ownership of our Common Stock if, immediately prior to the consummation of our business combination, all SPARs were exercised for Public Shares at the Minimum Exercise Price and the Committed Forward Purchase Shares had been issued. The table does not reflect the Additional Forward Purchase or Public Shares issuable upon the exercise of the Sponsor Warrants and Advisor Warrants, as such shares are not issuable within 60 days of the date of this Report.

We believe that all persons named in the tables have sole voting and investment power with respect to all Common Stock beneficially owned by them, except with respect to our Sponsor, the Pershing Square Funds, the Additional Forward Purchaser and Mr. Ackman, who have shared investment and voting power with respect to the securities they may be deemed to beneficially own.

The address of each of the persons below is 787 Eleventh Avenue, 9th Floor, New York, New York 10019.

	Current		As Adjusted		Post-Distribution
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(3)	Approximate Percentage of Outstanding Common Stock
Pershing Square SPARC Sponsor, LLC (our Sponsor)	422,533	100%	422,533	*	422,533	100%
Pershing Square Funds(4)	—	—	25,000,000	17.0%	—	—
William A. Ackman(5)	422,533	100%	25,422,533	17.3%	422,533	100%
Michael Gonnella	—	—	2,750	*	—	—
Ben Hakim	—	—	—	—	—	—
Steve Milankov (6)	—	—	—	—	—	—
Jennifer Blouin	—	—	—	—	—	—
Lisa Gersh	—	—	—	—	—	—
Kathryn Judge	—	—	—	—	—	—
Michael Ovitz	—	—	—	—	—	—
Jacqueline D. Reses	—	—	—	—	—	—
Linda Rottenberg	—	—	—	—	—	—
All directors, advisory board members and executive officers as a group (10 individuals)	422,533	100%	25,425,283	17.3%	422,533	100%

* Less than one percent.

(1)
Interests shown consist solely of shares of 422,533 Sponsor Shares. We expect that, prior to the exercise of the SPARs, no additional shares of Common Stock will be issued.
(2)
Reflects (i) 422,533 Sponsor Shares, (ii) 121,942,598 Public Shares issuable upon the exercise of all SPARs outstanding as of December 31, 2024, and (iii) 25,000,000 Committed Forward Purchase Shares.
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
(6)
Steve Milankov, who was the Company's General Counsel and Corporate Secretary as of December 31, 2024, resigned from Pershing Square on January 6, 2025.

Our Sponsor and its affiliates, as the sole owners of our Common Stock at the time, will approve any matter prior to our business combination, be able to control the outcome of all matters requiring approval by our stockholders including amendments to our Charter, and approve significant corporate transactions, including approval of our business combination.

Our Sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Sponsor Shares

In private placements from November 10, 2021 through April 18, 2023, our Sponsor purchased 422,533 Sponsor Shares at an aggregate price of $4,225,330. Prior to the initial purchase of Sponsor Shares, we had no tangible or intangible assets. In the event that we increase the exercise price of our SPARs above the Minimum Exercise Price, we will effect a reverse stock split in our Sponsor Shares such that the effective price paid per share equals the Final Exercise Price paid by SPAR holders to acquire Public Shares.

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

The Sponsor Warrants are exercisable, in the aggregate, for up to 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (including without limitation, Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor and Advisor Warrants or the conversion or exercise of then-outstanding securities of the surviving corporation, whether or not convertible or exercisable at such time). We refer to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the business combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the business combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the business combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the business combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs that are issued and outstanding at December 31, 2024 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like our sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (the “Proration”).

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

Item 14. Principal Accounting Fees and Services

Fees

The following table summarizes the aggregate fees billed for professional services provided to us by KPMG LLP (“KPMG”) for the years ended December 31, 2024 and December 31, 2023:

Fee Category	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Audit Fees (1)	$317,000	$627,500
Audit-Related Fees (2)	—	50,000
Tax Fees (3)	7,000	6,500
Total Fees	$324,000	$684,000

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

4.6	Description of Securities (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on March 20, 2024)
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

10.19*	Indemnity Agreement, dated as of January 17, 2025, between the Company and Jessica Falzone
14.1	Code of Conduct and Ethics, effective as of September 29, 2023 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023)
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERSHING SQUARE SPARC HOLDINGS, LTD.

By:	/s/ William A. Ackman
Name:	William A. Ackman
Title:	Chief Executive Officer and Chairman of the Board of Directors
Date:	March 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ William A. Ackman	Chief Executive Officer, Chairman of the Board of
William A. Ackman	Directors (Principal Executive Officer)	March 18, 2025

/s/ Michael Gonnella	Chief Financial Officer
Michael Gonnella	(Principal Financial and Accounting Officer)	March 18, 2025

/s/ Jennifer Blouin	Director
Jennifer Blouin		March 18, 2025

/s/ Kathryn Judge	Director
Kathryn Judge		March 18, 2025

/s/ Linda Rottenberg
Linda Rottenberg	Director	March 18, 2025

PERSHING SQUARE SPARC HOLDINGS, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Pershing Square SPARC Holdings, Ltd.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pershing Square SPARC Holdings, Ltd. (the Company) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 18, 2025

PERSHING SQUARE SPARC HOLDINGS, LTD.
BALANCE SHEETS

	As of December 31,
	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$23,070,496	$24,992,649
Prepaid expenses	13,364	13,327
Total Current Assets	23,083,860	25,005,976
Cash held in segregated account	5,001,000	5,001,000
Total Assets	$28,084,860	$30,006,976

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$357,338	$553,030
Directors compensation payable	225,000	225,000
Total Current Liabilities	582,338	778,030

Advisor Warrants liability	3,000,000	3,000,000
Sponsor Warrants liability	39,759,315	37,294,034
Total Liabilities	43,341,653	41,072,064

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at December 31, 2024 and December 31, 2023	42	42
Additional paid-in capital	4,225,288	4,225,288
Accumulated deficit	(19,482,123)	(15,290,418)
Total Stockholders’ Equity/(Deficit)	(15,256,793)	(11,065,088)
Total Liabilities And Stockholders’ Equity/(Deficit)	$28,084,860	$30,006,976

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2024	2023	2022
Interest income	$—	$2	$3
Compensation expense	(900,000)	(3,225,000)	—
Accounting and tax expense	(324,000)	(684,000)	(231,000)
Legal fees	(202,950)	(3,358,073)	(2,263,607)
Franchise tax expense	(200,050)	(54,898)	(3,042)
Printing fees	(41,637)	(383,804)	(208,861)
Other expenses	(31,209)	(390,622)	(16,841)
Research expense	(26,578)	(21,813)	—
Consulting fees	—	(1,060,025)	—
Income/(Loss) from operations	(1,726,424)	(9,178,233)	(2,723,348)

Change in fair value of Sponsor Warrants liability	(2,465,281)	(1,401,554)	—
Other income/(loss)	(2,465,281)	(1,401,554)	—

Net loss	$(4,191,705)	$(10,579,787)	$(2,723,348)

Weighted average common shares outstanding, basic and diluted	422,533	415,917	154,073
Basic and diluted net loss per common share	$(9.92)	$(25.44)	$(17.68)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity/(Deficit)
Balance – December 31, 2021	23,660	$2	$236,598	$(1,987,283)	$(1,750,683)
Issuance of Common Stock to Sponsor	376,305	38	3,763,012	—	3,763,050
Net loss	—	—	—	(2,723,348)	(2,723,348)
Balance – December 31, 2022	399,965	40	3,999,610	(4,710,631)	(710,981)
Issuance of Common Stock to Sponsor	22,568	2	225,678	—	225,680
Net loss	—	—	—	(10,579,787)	(10,579,787)
Balance – December 31, 2023	422,533	42	4,225,288	(15,290,418)	(11,065,088)
Net loss	—	—	—	(4,191,705)	(4,191,705)
Balance – December 31, 2024	422,533	$42	$4,225,288	$(19,482,123)	$(15,256,793)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(4,191,705)	$(10,579,787)	$(2,723,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense from Advisor Warrants	—	3,000,000	—
Change in fair value of Sponsor Warrants liability	2,465,281	1,401,554	—
(Increase)/decrease in operating assets:
Prepaid expenses	(37)	37	(13,364)
Other receivables	—	271	(96)
Increase/(decrease) in operating liabilities:
Accrued expenses	(195,692)	(181,473)	(1,026,180)
Directors compensation payable	—	225,000	—
Net cash used in operating activities	(1,922,153)	(6,134,398)	(3,762,988)

Cash flows from financing activities:
Proceeds from sales of Common Stock to Sponsor	—	225,680	3,763,050
Proceeds from sale of Sponsor Warrants to Sponsor	—	35,892,480	—
Net cash provided by financing activities	—	36,118,160	3,763,050

Net change in cash and cash equivalents and cash held in segregated account	(1,922,153)	29,983,762	62
Cash and cash equivalents and cash held in segregated account—beginning of year	29,993,649	9,887	9,825
Cash and cash equivalents and cash held in segregated account —end of year	$28,071,496	$29,993,649	$9,887

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). The Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding as of December 31, 2024. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

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

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of December 31, 2024 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, will be used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

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

Custodial Account

The funds received in connection with the submission of Elections will be held in a Custodial Account and will be held in cash or, at the election of the Company, invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2 (a) (16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 promulgated under the Investment Company Act, as amended. The Company expects to make and announce the decision to hold the funds in cash, or such U.S. Treasury obligations or money market funds, in the Business Combination Registration Statement, based on market, legal and other factors at such time, including (i) the relative interest rates for cash accounts and such other instruments, (ii) then-existing market practice and legal and regulatory considerations with respect to custodial accounts for SPACs and other similar vehicles (including whether holding the funds in such U.S. Treasury obligations or money market funds would require the Company to register as an investment company under the Investment Company Act), (iii) the willingness of banks and other depositary institutions to hold large sums in cash in light of their regulatory and business requirements, and (iv) the Company’s assessment of the credit profile of any such bank or other depositary institution willing to hold a cash account.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024, the Company’s cash and cash equivalents balance was $28,071,496 (December 31, 2023: $29,993,649) comprised of $23,070,496 (December 31, 2023: $24,992,649) of cash in the Company’s operating account and $5,001,000 (December 31, 2023: $5,001,000) of cash in the Segregated Account.

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

As of December 31, 2024, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of December 31, 2024 and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per Common Share for the periods presented. As a result, diluted income/(loss) per share of Common Stock is the same as basic income/(loss) per share of Common Stock for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of December 31, 2024, the Company recorded a full valuation allowance against the deferred tax assets associated with the net loss recorded for the period from the Company's inception through December 31, 2024.

For the year ended December 31, 2024 and December 31, 2023, the effective tax rate was 0%. The effective tax rate differs from the statutory rate due to non-deductible fair value adjustments of warrants and the change in valuation allowance for start-up costs and net operating losses.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented.

The Company adopted ASU 2023-07 effective December 31, 2024 and concluded that it did not affect the Company’s financial position or the results of its operations as the Company reports as one operating segment. See Note 8 for more information on the effects of the adoption of ASU 2023-07.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have been or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of December 31, 2024 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

Proposed SPAR Trading Rule Withdrawn by NYSE

During 2024, the NYSE had been developing a rule change to the NYSE Listed Company Manual, Section 703.12 Listing Standards for Warrants and Rights. The effect of this rule change, had it been enacted, would have permitted SPAR trading during the SPAR Holder Election Period to occur on the NYSE (rather than over-the-counter or “pink sheet” markets). On August 19, 2024, the SEC instituted proceedings to determine whether to approve or disapprove the proposed rule change. On December 17, 2024, the NYSE withdrew its proposed rule change after discussions with the SEC. As a result, and subject to any future potential rule changes by the NYSE (if any), the Company currently expects that SPARs will be quoted during the SPAR Holder Election Period on the OTCQX marketplace of the OTC Markets Group, and not the NYSE.

Note 4—Related Party Transactions

Sponsor Shares

Since the Company's inception through December 31, 2024, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of December 31, 2024 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980).

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

As discussed in Note 2, the Advisor Warrants have a settlement feature that results in liability classification as the Advisor Warrants repurchase price on the grant date under ASC 718 and upon the consummation of the Business Combination (or vesting date) will be measured at fair value. The Advisor Warrants were granted to the advisory board members on September 29, 2023 and as a result the Company recorded compensation expense of $3,000,000 for the year ended December 31, 2023 and a corresponding Advisor Warrants liability of $3,000,000.

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

The directors and officers, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments, if any, that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of those expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company.

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2024 and December 31, 2023, there were 422,533 shares of Common Stock issued and outstanding, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At December 31, 2024 and December 31, 2023, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of December 31, 2024, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

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

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy.

		As of December 31,
Description	Level	2024	2023
Liabilities:
Sponsor Warrants	3	$39,759,315	$37,294,034
SPARs	3	—	—
Forward Purchase Agreements	3	—	—

Level 3 Transfers

There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the determination date.

	Sponsor Warrants	SPARs	Forward Purchase Agreements
Fair Value at December 31, 2022	$—	$—	$—
Issuance Cost	35,892,480	—	—
Change in Fair Value	1,401,554	—	—
Fair Value at December 31, 2023	37,294,034	—	—
Change in Fair Value	2,465,281	—	—
Fair Value at December 31, 2024	$39,759,315	$—	$—

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At December 31, 2024 and December 31, 2023, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

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

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability are listed below.

	As of December 31,
Sponsor Warrants	2024	2023
Volatility	25%	25%
Probability of Not Completing a Deal	30%	30%
Expected Time to Complete a Deal (in years)	4.4	4.9
Probability of Warrant Renegotiation	30%	30%
Estimated Target Equity Value	$4.5 billion	$4.5 billion

The Sponsor Warrants’ significant unobservable inputs include: (i) Volatility, (ii) Probability of Not Completing a Deal, (iii) Expected Time to Complete a Deal, (iv) Probability of Warrant Renegotiation and (v) Estimated Target Equity Value. The volatility reflects the anticipated implied volatility of the potential target company from the Company’s Business Combination over the Sponsor Warrants’ 10-year term. The Probability of Not Completing a Deal reflects a discount relating to the Company’s deadline to complete its Business Combination by the expiration of the Sponsor Warrants’ term. The Expected Time to Complete a Deal considers the Company’s timeframe to consummate a Business Combination with all necessary shareholder and Board approvals to be the midpoint of the remaining time of the 10-year deadline. The Probability of Warrant Renegotiation is a discount based on the probability that the Sponsor Warrants will be restructured at the time of the Company’s Business Combination. The discount is representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed blank check company transactions. The Estimated Target Equity Value is the Company’s assumption of the total equity capital of the entity following its Business Combination. This assumption factors in the Company’s available capital at the time of the deal which is the estimated proceeds from the exercise of the SPARs and the Forward Purchase Agreements, and applies a multiplier to the Company’s available capital based on its observation of the median multiple between historical blank check companies’ available capital and the equity value of their eventual merger targets.

Note 7—Income Taxes

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$54,224	$12,214
Operating costs	3,224,986	2,904,448
Total deferred tax assets	3,279,210	2,916,662
Valuation allowance	(3,279,210)	(2,916,662)
Net deferred tax asset, net of allowance	$—	$—

The Company’s income tax provision consists of the following:

	Years ended December 31,
	2024	2023	2022
Current
Federal	$—	$—	$—
State	—	—	—
Deferred
Federal	(362,548)	(1,927,430)	(571,903)
State	—	—	—
Change in valuation allowance	362,548	1,927,430	571,903
Income tax provision	$—	$—	$—

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2024 and December 31, 2023, the valuation allowance was $3,279,210 and $2,916,662, respectively.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Change in fair value of Sponsor Warrants liability	(12.4)%	(2.8)%	—
Change in valuation allowance	(8.6)%	(18.2)%	(21.0)%
Income tax provision	—	—	—

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns since inception remain open and subject to examination by the taxing authorities.

Note 8—Segment Reporting

Under Topic 280, an operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s CODM is comprised of the Chief Executive Officer, President, and Chief Financial Officer. The CODM monitors the operating results of the Company as a whole and its long-term purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other business combination transaction with one or more businesses. Since its inception, the Company’s operations and the CODM’s decisions are based on a single operating and reporting segment.

The CODM considers the Company’s net income/(loss), expenses and the components of total assets to assess the segment's performance and make resource allocation decisions for the Company’s single segment which is consistent with that presented within these financial statements. As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying Balance Sheets as “total assets” and its significant segment expenses and net loss are listed on the accompanying Statements of Operations.

Note 9—Subsequent Events

The Company evaluated all subsequent events and transactions that occurred after the December 31, 2024 balance sheet date up to the date that the financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.