Form 10-Q
period 2025-03-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2025-05-05
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 5, 2025, there were 422,533 shares of common stock, par value $0.0001, of Pershing Square SPARC Holdings, Ltd. issued and outstanding.

PERSHING SQUARE SPARC HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

-i-

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSHING SQUARE SPARC HOLDINGS, LTD.

Balance SheetS

	As of
	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$22,578,346	$23,070,496
Prepaid expenses	40,235	13,364
Total Current Assets	22,618,581	23,083,860
Cash held in segregated account	5,001,000	5,001,000
Total Assets	$27,619,581	$28,084,860

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$334,821	$357,338
Directors compensation payable	225,000	225,000
Total Current Liabilities	559,821	582,338

Advisor Warrants liability	3,000,000	3,000,000
Sponsor Warrants liability	39,728,720	39,759,315
Total Liabilities	43,288,541	43,341,653

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at March 31, 2025 and December 31, 2024	42	42
Additional paid-in capital	4,225,288	4,225,288
Accumulated deficit	(19,894,290)	(19,482,123)
Total Stockholders’ Equity/(Deficit)	(15,668,960)	(15,256,793)
Total Liabilities And Stockholders’ Equity/(Deficit)	$27,619,581	$28,084,860

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Operations

	For the three months ended
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Compensation expense	$(225,000)	$(225,000)
Accounting and tax expense	(89,485)	(87,712)
Legal fees	(53,454)	(74,174)
Franchise tax expense	(50,000)	(50,000)
Other expenses	(10,199)	(5,991)
Printing fees	(9,255)	(10,096)
Research expense	(5,369)	(5,764)
Income/(Loss) from operations	(442,762)	(458,737)

Change in fair value of Sponsor Warrants liability	30,595	(304,455)
Other income/(loss)	30,595	(304,455)

Net loss	$(412,167)	$(763,192)
Weighted average common shares outstanding, basic and diluted	422,533	422,533
Basic and diluted net loss per common share	$(0.98)	$(1.81)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2023 (Audited)	422,533	$42	$4,225,288	$(15,290,418)	$(11,065,088)
Net loss	—	—	—	(763,192)	(763,192)
Balance – March 31, 2024 (Unaudited)	422,533	$42	$4,225,288	$(16,053,610)	$(11,828,280)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2024 (Audited)	422,533	$42	$4,225,288	$(19,482,123)	$(15,256,793)
Net loss	—	—	—	(412,167)	(412,167)
Balance – March 31, 2025 (Unaudited)	422,533	$42	$4,225,288	$(19,894,290)	$(15,668,960)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Cash Flows

	For the three months ended
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Cash flows from operating activities:
Net loss	$(412,167)	$(763,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Sponsor Warrants liability	(30,595)	304,455
(Increase)/decrease in operating assets:
Prepaid expenses	(26,871)	(29,635)
Increase/(decrease) in operating liabilities:
Accrued expenses	(22,517)	129,881
Net cash used in operating activities	(492,150)	(358,491)

Net change in cash and cash equivalents and cash held in segregated account	(492,150)	(358,491)
Cash and cash equivalents and cash held in segregated account —beginning of period	28,071,496	29,993,649
Cash and cash equivalents and cash held in segregated account —end of period	$27,579,346	$29,635,158

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). The Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding as of March 31, 2025. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

The common shares of the surviving entity of the Business Combination, which, depending on the form the Business Combination takes, may be the Company or an entity other than the Company (the “Surviving Corporation”), are referred to as the “Public Shares”. Since the Company’s inception, all activity relates to the Company’s formation, the Registration and the search for a Business Combination from and after effectiveness of the Registration. The Company may generate non-operating income in the form of interest from proceeds obtained in connection with the private placements of the Sponsor Shares and the Sponsor Warrants (defined in Note 4). The Company has selected December 31st as its fiscal year-end.

The Company’s sponsor is Pershing Square SPARC Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on November 4, 2021. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended. The Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, and Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (collectively the “Pershing Square Funds”). The Sponsor was also an affiliate of Pershing Square Tontine Holdings, Ltd. (“PSTH”), a Delaware corporation, which was a special purpose acquisition company (“SPAC”) that did not enter into an initial business combination within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved.

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

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of March 31, 2025 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, will be used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

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

Custodial Account

The funds received in connection with the submission of Elections will be held in a Custodial Account and will be held in cash or, at the election of the Company, invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2 (a) (16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 (the “Investment Company Act”), as amended. The Company expects to make and announce the decision to hold the funds in cash, or such U.S. Treasury obligations or money market funds, in the Business Combination Registration Statement, based on market, legal and other factors at such time, including (i) the relative interest rates for cash accounts and such other instruments, (ii) then-existing market practice and legal and regulatory considerations with respect to custodial accounts for SPACs and other similar vehicles (including whether holding the funds in such U.S. Treasury obligations or money market funds would require the Company to register as an investment company under the Investment Company Act), (iii) the willingness of banks and other depositary institutions to hold large sums in cash in light of their regulatory and business requirements, and (iv) the Company’s assessment of the credit profile of any such bank or other depositary institution willing to hold a cash account.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The financial information provided is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year period or for any future periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 18, 2025, which contains the audited financial statements and notes thereto.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2025, the Company’s cash and cash equivalents balance was $27,579,346 (December 31, 2024: $28,071,496) comprised of $22,578,346 (December 31, 2024: $23,070,496) of cash in the Company’s operating account and $5,001,000 (December 31, 2024: $5,001,000) of cash in the Segregated Account.

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

SPARs and Forward Purchase Agreement Liabilities

The Company accounts for the SPARs and the Forward Purchase Agreements (defined in Note 4) in accordance with the guidance contained in ASC 480 and ASC 815-40. Under this guidance, the Company has determined that the SPARs and the Forward Purchase Agreements do not meet the criteria for equity treatment and will be recorded as derivative liabilities. Upon issuance, the Company recorded the initial fair value of the SPARs and Forward Purchase Agreements as expenses because such instruments were distributed to parties other than shareholders and, accordingly, may not be recognized as dividends under ASC 505—Equity. These liabilities will subsequently be measured at fair value with changes in fair value reflected on the statement of operations at each reporting period. The classification of these instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed at the end of each reporting period.

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

As of March 31, 2025, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of March 31, 2025, and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per Common Share for the periods presented. As a result, diluted income/(loss) per share of Common Stock is the same as basic income/(loss) per share of Common Stock for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of March 31, 2025, the Company recorded a full valuation allowance against the deferred tax assets associated with the net loss recorded for the period from the Company’s inception through March 31, 2025.

For the three months ended March 31, 2025, the effective tax rate was 0%. The effective tax rate differs from the statutory rate due to non-deductible fair value adjustments of warrants and the change in valuation allowance for start-up costs and net operating losses.

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

The Company adopted ASU 2023-07 effective December 31, 2024 and concluded that it did not affect the Company’s financial position or the results of its operations as the Company reports as one operating segment. See Note 7 for more information on the effects of the adoption of ASU 2023-07.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have been or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of March 31, 2025 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

Proposed SPAR Trading Rule Withdrawn by NYSE

During 2024, the New York Stock Exchange (“NYSE”) had been developing a rule change to the NYSE Listed Company Manual, Section 703.12 Listing Standards for Warrants and Rights. The effect of this rule change, had it been enacted, would have permitted SPAR trading during the SPAR Holder Election Period to occur on the NYSE (rather than over-the-counter or “pink sheet” markets). On August 19, 2024, the SEC instituted proceedings to determine whether to approve or disapprove the proposed rule change. On December 17, 2024, the NYSE withdrew its proposed rule change after discussions with the SEC. As a result, and subject to any future potential rule changes by the NYSE (if any), the Company currently expects that SPARs will be quoted during the SPAR Holder Election Period on the OTCQX marketplace of the OTC Markets Group, and not the NYSE.

Note 4—Related Party Transactions

Sponsor Shares

Since the Company’s inception through March 31, 2025, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of March 31, 2025 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980).

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

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 422,533 shares of Common Stock issued and outstanding, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2025 and December 31, 2024, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

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

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy.

Description	Level	As of March 31, 2025	As of December 31, 2024
Liabilities:
Sponsor Warrants	3	$39,728,720	$39,759,315
SPARs	3	—	—
Forward Purchase Agreements	3	—	—

Level 3 Transfers

There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2025. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the determination date.

	Sponsor Warrants	SPARs	Forward Purchase Agreements
Fair Value at December 31, 2024	$39,759,315	$—	$—
Change in Fair Value	(30,595)	—	—
Fair Value at March 31, 2025	$39,728,720	$—	$—

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At March 31, 2025 and December 31, 2024, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

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

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability are listed below.

Sponsor Warrants	As of March 31, 2025	As of December 31, 2024
Volatility	25%	25%
Probability of Not Completing a Deal	30%	30%
Expected Time to Complete a Deal (in years)	4.3	4.4
Probability of Warrant Renegotiation	30%	30%
Estimated Target Equity Value	$4.5 billion	$4.5 billion

The Sponsor Warrants’ significant unobservable inputs include: (i) Volatility, (ii) Probability of Not Completing a Deal, (iii) Expected Time to Complete a Deal, (iv) Probability of Warrant Renegotiation and (v) Estimated Target Equity Value. The volatility reflects the anticipated implied volatility of the potential target company from the Company’s Business Combination over the Sponsor Warrants’ 10-year term. The Probability of Not Completing a Deal reflects a discount relating to the Company’s deadline to complete its Business Combination prior to the expiration of its term. The Expected Time to Complete a Deal considers the Company’s timeframe to consummate a Business Combination with all necessary shareholder and Board approvals to be the midpoint of the remaining time of the 10-year deadline. The Probability of Warrant Renegotiation is a discount based on the probability that the Sponsor Warrants will be restructured at the time of the Company’s Business Combination. The discount is representative of the average of sponsor incentive restructurings and founder stock forfeitures in completed blank check company transactions. The Estimated Target Equity Value is the Company’s assumption of the total equity capital of the entity following its Business Combination. This assumption factors in the Company’s available capital at the time of the deal which is the estimated proceeds from the exercise of the SPARs and the Forward Purchase Agreements, and applies a multiplier to the Company’s available capital based on its observation of the median multiple between historical blank check companies’ available capital and the equity value of their eventual merger targets.

Note 7—Segment Reporting

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

The CODM considers the Company’s net income/(loss), expenses and the components of total assets to assess the segment's performance and make resource allocation decisions for the Company’s single segment which is consistent with that presented within these unaudited financial statements. As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying Balance Sheets as “total assets” and its significant segment expenses and net loss are listed on the accompanying Statements of Operations.

Note 8—Subsequent Events

The Company evaluated all subsequent events and transactions that occurred after the March 31, 2025 balance sheet date up to the date that the unaudited financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Results of Operations

All activities since the Company’s inception through March 31, 2025 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $412,167, which consisted of (i) non-cash gain related to change in the fair value of the Sponsor Warrants liability of $30,595, (ii) Directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $217,762. For the three months ended March 31, 2024, we had a net loss of $763,192, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $304,455 (ii) Directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $233,737.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sale of $4,225,330 Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in a private placement. As of March 31, 2025 and December 31, 2024, we had a cash balance of $22,578,346 and $23,070,496, respectively, in the operating account, after funding $5,001,000 to the Segregated Account. We will hold these funds in cash.

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

Contractual Obligations

We did not have any long-term debt, capital lease obligations or operating lease obligations as of March 31, 2025 and December 31, 2024.

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

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Management adopted ASU 2023-07 effective December 31, 2024 and concluded that it did not affect our financial position or the results of our operations as we report as one operating segment. See Note 7 of the notes to the unaudited financial statements included herein for further information on the effects of the adoption of ASU 2023-07.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2025, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our Business Combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”) filed with the SEC on March 18, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K.

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

Date: May 5, 2025	Pershing Square SPARC Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: May 5, 2025	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer