Form 10-Q
period 2025-09-30
Pershing Square SPARC Holdings, Ltd./DE
filed 2025-10-29
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of October 29, 2025, there were 422,533 shares of common stock, par value $0.0001, of Pershing Square SPARC Holdings, Ltd. issued and outstanding.

PERSHING SQUARE SPARC HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

-i-

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSHING SQUARE SPARC HOLDINGS, LTD.

Balance SheetS

	As of
	September 30, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$21,573,283	$23,070,496
Prepaid expenses	31,524	13,364
Total Current Assets	21,604,807	23,083,860
Cash held in segregated account	5,001,000	5,001,000
Total Assets	$26,605,807	$28,084,860

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$1,341,221	$357,338
Directors compensation payable	225,000	225,000
Total Current Liabilities	1,566,221	582,338

Advisor Warrants liability	3,000,000	3,000,000
Sponsor Warrants liability	40,797,547	39,759,315
Total Liabilities	45,363,768	43,341,653

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at September 30, 2025 and December 31, 2024	42	42
Additional paid-in capital	4,225,288	4,225,288
Accumulated deficit	(22,983,291)	(19,482,123)
Total Stockholders’ Equity/(Deficit)	(18,757,961)	(15,256,793)
Total Liabilities And Stockholders’ Equity/(Deficit)	$26,605,807	$28,084,860

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Operations

	For the three months ended		For the nine months ended
	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Legal fees	$(1,203,056)	$(35,159)	$(1,291,960)	$(146,276)
Compensation expense	(225,000)	(225,000)	(675,000)	(675,000)
Accounting and tax expense	(91,544)	(87,705)	(273,597)	(262,795)
Franchise tax expense	(50,000)	(50,000)	(150,000)	(150,000)
Printing fees	(9,235)	(9,214)	(27,625)	(32,424)
Other expenses	(8,703)	(7,497)	(24,808)	(23,947)
Research expense	(8,098)	(6,422)	(19,946)	(19,865)
Income/(Loss) from operations	(1,595,636)	(420,997)	(2,462,936)	(1,310,307)

Change in fair value of Sponsor Warrants liability	76,578	(282,703)	(1,038,232)	(1,133,092)
Other income/(loss)	76,578	(282,703)	(1,038,232)	(1,133,092)

Net loss	$(1,519,058)	$(703,700)	$(3,501,168)	$(2,443,399)
Weighted average common shares outstanding, basic and diluted	422,533	422,533	422,533	422,533
Basic and diluted net loss per common share	$(3.60)	$(1.67)	$(8.29)	$(5.78)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2023 (Audited)	422,533	$42	$4,225,288	$(15,290,418)	$(11,065,088)
Net loss	—	—	—	(1,739,699)	(1,739,699)
Balance – June 30, 2024 (Unaudited)	422,533	$42	$4,225,288	$(17,030,117)	$(12,804,787)
Net loss	—	—	—	(703,700)	(703,700)
Balance – September 30, 2024 (Unaudited)	422,533	$42	$4,225,288	$(17,733,817)	$(13,508,487)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2024 (Audited)	422,533	$42	$4,225,288	$(19,482,123)	$(15,256,793)
Net loss	—	—	—	(1,982,110)	(1,982,110)
Balance – June 30, 2025 (Unaudited)	422,533	$42	$4,225,288	$(21,464,233)	$(17,238,903)
Net loss	—	—	—	(1,519,058)	(1,519,058)
Balance – September 30, 2025 (Unaudited)	422,533	$42	$4,225,288	$(22,983,291)	$(18,757,961)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Cash Flows

	For the nine months ended
	September 30, 2025 (Unaudited)	September 30, 2024 (Unaudited)
Cash flows from operating activities:
Net loss	$(3,501,168)	$(2,443,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Sponsor Warrants liability	1,038,232	1,133,092
(Increase)/decrease in operating assets:
Prepaid expenses	(18,160)	(17,251)
Increase/(decrease) in operating liabilities:
Accrued expenses	983,883	(316,060)
Net cash used in operating activities	(1,497,213)	(1,643,618)

Net change in cash and cash equivalents and cash held in segregated account	(1,497,213)	(1,643,618)
Cash and cash equivalents and cash held in segregated account —beginning of period	28,071,496	29,993,649
Cash and cash equivalents and cash held in segregated account —end of period	$26,574,283	$28,350,031

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). The Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding as of September 30, 2025. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

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

Board of Directors, Committees of the Board & Advisory Board

The Company’s board of directors (the “Board”) is comprised of Mr. William A. Ackman, Dr. Jennifer Blouin, Ms. Kathryn Judge and Ms. Linda Rottenberg. All directors other than Mr. Ackman are independent. Mr. Ackman is the Chairman of the Board and Chief Executive Officer. The Board established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The committees are comprised solely of the independent directors of the Company. The Board also established an Advisory Board which is comprised of Ms. Lisa Gersh, Mr. Michael Ovitz and Ms. Jacqueline Dawn Reses.

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

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of September 30, 2025 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, will be used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2025, the Company’s cash and cash equivalents balance was $26,574,283 (December 31, 2024: $28,071,496) comprised of $21,573,283 (December 31, 2024: $23,070,496) of cash in the Company’s operating account and $5,001,000 (December 31, 2024: $5,001,000) of cash in the Segregated Account.

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

As of September 30, 2025, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of September 30, 2025, and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per Common Share for the periods presented. As a result, diluted income/(loss) per share of Common Stock is the same as basic income/(loss) per share of Common Stock for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of September 30, 2025, the Company recorded a full valuation allowance against the deferred tax assets associated with the net loss recorded for the period from the Company’s inception through September 30, 2025.

For the three months ended September 30, 2025, the effective tax rate was 0%. The effective tax rate differs from the statutory rate due to non-deductible fair value adjustments of warrants and the change in valuation allowance for start-up costs and net operating losses.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have been or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of September 30, 2025 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

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

Note 4—Related Party Transactions

Sponsor Shares

Since the Company’s inception through September 30, 2025, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of September 30, 2025 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980).

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

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 422,533 shares of Common Stock issued and outstanding, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At September 30, 2025 and December 31, 2024, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

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

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy.

Description	Level	As of September 30, 2025	As of December 31, 2024
Liabilities:
Sponsor Warrants	3	$40,797,547	$39,759,315
SPARs	3	—	—
Forward Purchase Agreements	3	—	—

Level 3 Transfers

There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments for the nine months ended September 30, 2025. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the determination date.

	Sponsor Warrants	SPARs	Forward Purchase Agreements
Fair Value at December 31, 2024	$39,759,315	$—	$—
Change in Fair Value	1,038,232	—	—
Fair Value at September 30, 2025	$40,797,547	$—	$—

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At September 30, 2025 and December 31, 2024, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

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

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability are listed below.

Sponsor Warrants	As of September 30, 2025	As of December 31, 2024
Volatility	25%	25%
Probability of Not Completing a Deal	30%	30%
Expected Time to Complete a Deal (in years)	4.0	4.4
Probability of Warrant Renegotiation	30%	30%
Estimated Target Equity Value	$4.5 billion	$4.5 billion

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

Note 7—Segment Reporting

Under Topic 280, an operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s CODM is comprised of the Chief Executive Officer, President, and Chief Financial Officer. The CODM monitors the operating results of the Company as a whole and its long-term purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other business combination transaction with one or more businesses. Since its inception, the Company’s operations and the CODM’s decisions are based on a single operating and reporting segment.

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

Note 8—Subsequent Events

The Company evaluated all subsequent events and transactions that occurred after the September 30, 2025 balance sheet date up to the date that the unaudited financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Results of Operations

All activities since the Company’s inception through September 30, 2025 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $1,519,058, which consisted of (i) non-cash gain related to change in the fair value of the Sponsor Warrants liability of $76,578, (ii) Directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $1,370,636. For the three months ended September 30, 2024, we had a net loss of $703,700, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $282,703 (ii) Directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $195,997.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sales of $4,225,330 Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in private placements. As of September 30, 2025 and December 31, 2024, we had a cash balance of $21,573,283 and $23,070,496, respectively, in the operating account, after funding $5,001,000 to the Segregated Account. We will hold these funds in cash.

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

Contractual Obligations

We did not have any long-term debt, capital lease obligations or operating lease obligations as of September 30, 2025 and December 31, 2024.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2025, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our Business Combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: October 29, 2025	Pershing Square SPARC Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: October 29, 2025	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer