Form 10-K/A
period 2024-12-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2026-03-23
CIK 1895582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
Documents Incorporated by Reference: None

EXPLANATORY NOTE
Pershing Square SPARC Holdings, Ltd. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form
10-K/A
(this “Amendment”) to amend its Annual Report on Form
10-K
for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025 (the “Original Filing”). This Amendment is being filed solely for the purpose of revising the certifications filed as Exhibits 31.1 and 31.2 of the Original Filing (“Section 302 Certifications”) to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Filing. This Amendment speaks as of the filing date of the Original Filing, does not reflect any information or events subsequent to the Original Filing and does not modify or update in any way disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings made with the SEC subsequent to the Original Filing.

Item 15. Exhibits and Financial Statement Schedules

No financial statements or schedules are filed with this Amendment to the Company’s Annual Report on Form 10-K .

The following exhibits are filed with this Amendment.

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERSHING SQUARE SPARC HOLDINGS, LTD.

By:	/s/ William A. Ackman
Name:	William A. Ackman
Title:	Chief Executive Officer and Chairman of the Board of Directors

Date:	March 23, 2026