Form 10-Q/A
period 2025-03-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2026-03-23
CIK 1895582

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

(Amendment No. 1)
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File number:
000-56597

PERSHING SQUARE SPARC HOLDINGS, LTD.
(Exact name of registrant as specified in charter)

Delaware	87-3427627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

EXPLANATORY NOTE
Pershing Square SPARC Holdings, Ltd. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form
10-Q
(this “Amendment”) to amend its Quarterly Report on Form
10-Q
for the quarter ended March 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on May 5, 2025 (the “Original Filing”). This Amendment is being filed solely for the purpose of revising the certifications filed as Exhibits 31.1 and 31.2 of the Original Filing (“Section 302 Certifications”) to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
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

Item 6. Exhibits

The following exhibits are filed with this Amendment to the Company’s Quarterly Report on Form 10-Q.

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

Part III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2026	Pershing Square SPARC Holdings, Ltd.

/s/ William A. Ackman
Name: William A. Ackman
Title: Chief Executive Officer and Chairman of the Board of Directors

Date: March 23, 2026	/s/ Michael Gonnella
Name: Michael Gonnella
Title: Chief Financial Officer (Principal Financial Officer)