Form 10-Q/A
period 2025-09-30
Pershing Square SPARC Holdings, Ltd./DE
filed 2026-03-23
CIK 1895582

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
for the quarter ended September 30, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on October 29, 2025 (the “Original Filing”). This Amendment is being filed solely for the purpose of revising the certifications filed as Exhibits 31.1 and 31.2 of the Original Filing (“Section 302 Certifications”) to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
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