Form 10-K
period 2025-12-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2026-03-23
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was: Not Applicable.

As of March 23, 2026, there were 422,533 shares of Common Stock, par value $0.0001, issued and outstanding.

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
•
our potential ability to obtain additional financing, as needed, to complete our business combination;
•
our pool of prospective target businesses;
•
the ability of our directors, Investment Team and officers to generate a number of potential acquisition opportunities;
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

DEFINITIONS

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

•
“Additional Forward Purchase Shares” are to the Public Shares issued pursuant to the Additional Forward Purchase Agreement;
•
“Additional Forward Purchaser” are to PS SPARC I Master, L.P., a Cayman Islands limited partnership that is managed by PSCM;
•
“Advisor Warrants” are to the warrants issued to our Advisors, which are exercisable, in the aggregate, for up to approximately 0.124% of the Public Shares outstanding as of the time immediately following our business combination, on a fully diluted basis, at an exercise price equal to 120% of the Final Exercise Price;
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
•
“Reference Shares” are to the number of shares equal to up to 4.95% of the outstanding Public Shares, on a fully diluted basis, as of the time immediately following the consummation of our business combination, into which the Sponsor Warrants are convertible, or up to 0.124% in the case of the Advisor Warrants;
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

Pershing Square was established in 2003 and has demonstrated a strong track record of historical performance. The compound annual rate of return and cumulative total return (net of fees) of Pershing Square, L.P., the investment fund managed by Pershing Square with the longest track record, from its inception on January 1, 2004 to December 31, 2025, has materially exceeded that of its benchmark, the S&P 500 Index, over the same period.

In addition to Pershing Square, L.P., Pershing Square currently manages two other investment funds and has managed another investment fund that closed in March 2019, each of which (like Pershing Square, L.P.) invests and/or invested in various public securities. The compound annual rate of return and cumulative total return (net of fees) of two of these other funds have also materially exceeded that of the S&P 500 Index, while one fund has not exceeded the S&P 500 Index (in each case from the inception of such fund until its closing or as of December 31, 2025, as applicable). Pershing Square has also managed seven co-investment special purpose vehicles (“SPVs”), each of which invested in a single, publicly traded company. The compound annual rate of return and cumulative total return (net of fees) of five of the SPVs materially exceeded that of the S&P 500 Index over their respective periods of operation, while two SPVs underperformed the S&P 500 Index over its period of operation.

Pershing Square has previously served as co-sponsor of Justice Holdings, Ltd., a special purpose acquisition company, and an affiliate of Pershing Square served as sponsor of Pershing Square Tontine Holdings, Ltd. (“PSTH”), which was also a special purpose acquisition company that did not enter into an initial business combination within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved. Justice Holdings, Ltd. raised approximately $1.5 billion in its initial public offering (including a $458 million investment by funds managed by Pershing Square), and subsequently merged with Burger King Worldwide Inc., and later, Tim Hortons, to form Restaurant Brands International Inc. As of December 31, 2025, Pershing Square, through certain of the funds it manages, remains the third-largest investor in Restaurant Brands International Inc., and the stock of Restaurant Brands International, Inc. has generated a compound annual total shareholder return of 14% since its merger with Justice Holdings, Ltd. in 2012.

PSTH raised $4.0 billion in its initial public offering, which was consummated on July 24, 2020. PSTH did not consummate a business combination and, in July 2022, returned the funds held in its trust account to its stockholders. The performance of Justice Holdings, Ltd. or PSTH is not indicative of whether we will be able to enter into and consummate a business combination.

Our Management Team is led by William A. Ackman, our Chairman and Chief Executive Officer, who works closely with the PSCM investment team (the “Investment Team”) and the other employees of, and resources available to, PSCM to fulfill our corporate mission. Mr. Ackman has spent 34 years in the investment management industry, with 22 years as CEO of PSCM. PSCM’s investment strategy involves the purchase of large minority stakes in high-quality, large capitalization, growth companies during periods when they have underperformed their potential. By working with management teams and boards of directors, PSCM has assisted its portfolio companies in creating substantial long-term value.

The Investment Team is comprised of eight other investment professionals with tenures at Pershing Square of one to 17 years, who prior to Pershing Square, served in analyst and associate roles at Apollo, Blackstone, Goldman Sachs, Hellman & Friedman, KKR and Silver Lake. PSCM has 26 other accounting, legal, finance, technology and investor relations professionals who will support our company on an as-needed basis.

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
•
Affiliates of our Sponsor will invest a minimum of $250 million, and up to $3.5 billion, in our business combination at the same Final Exercise Price, and subject to the same terms, as our public investors. Our Sponsor and its affiliates will not have an opportunity to profit unless our public investors also have an opportunity to profit.

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
•
Substantial Committed Capital: Upon entry into the Definitive Agreement, we will announce the size of the Forward Purchase—a minimum of $250 million to $1.0 billion depending on the Final Exercise Price, and up to a total of $3.5 billion. SPACs typically do not have a definitive capital commitment, and their ability to consummate a transaction may depend on the availability of third-party financing on suitable terms. We believe this substantial committed capital not only provides SPAR holders and potential business combination partners with certainty as to our ability to consummate a transaction, but also provides a signal of our Sponsor’s commitment and financial incentive to doing so on attractive terms.

We intend to pursue business combination opportunities with private, large capitalization, high-quality, growth companies, including family-owned companies, and will also consider carve-out transactions or other transactions with large capitalization public or private companies. Our primary intention is to enter into a business combination that results in our stockholders owning a minority interest in the resulting entity. However, we will also consider potential business combination partners with lower market capitalizations and transactions in which our stockholders would own a majority interest, provided that our other acquisition criteria are met, and we believe such a transaction would be in the best interests of our stockholders. We will use PSCM’s substantial experience in identifying, analyzing and determining business quality and the sustainable competitive advantages of a target company, as well as PSCM’s due diligence and negotiation expertise.

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

Following the exercise of our SPARs, we believe we will likely have one of the largest amounts of capital of any company formed for the purpose of carrying out a business combination. The table below illustrates the amount of committed equity capital we will have available for use in our business combination, assuming the exercise of all SPARs outstanding as of December 31, 2025 at the indicated Final Exercise Price. No minimum amount of SPARs are required to be exercised and there can be no guarantee that any SPARs will be exercised.

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

We believe our company also presents several advantages to conducting an IPO. The nature of the IPO process—whereby the pricing, the ultimate terms of the offering, and even whether or not the offering can be completed remain unknown until the day of pricing of the offering—makes the IPO process inherently uncertain and risky. We believe that this uncertainty and risk, along with the upfront expenses and significant time required to pursue an IPO can discourage many large, private companies from attempting to execute public offerings. The IPO market is also highly cyclical. In unfavorable market conditions, low valuations and limited investor demand can result in a long period in which an IPO is unattractive or not possible. In a negotiated transaction, a private company seeking to raise capital or obtain liquidity may be able to find a transaction partner that values the company’s business more favorably than would public investors at a time of negative market sentiment.

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

Our company also does not have a conventional “sponsor promote,” which can substantially dilute stockholders of the private company. The Sponsor Shares and the Forward Purchase Shares will be purchased at the same per-share price that SPAR holders pay for their Public Shares. Our Sponsor Warrants and Advisor Warrants will not be dilutive until the share price of the post-combination company increases by 20% above the Final Exercise Price, and the maximum dilutive impact upon conversion of the Sponsor Warrants approaches 4.95% (or 5.074%, including the Advisor Warrants) in transactions that produce significant value for our stockholders.

We believe that a large capitalization, private company will find the price certainty of a negotiated transaction with our company to be more attractive than an IPO. Through a business combination, we will be, in effect, facilitating the IPO of a large private company, enabling a private business to avoid the costs and risks associated with the traditional IPO process. A business combination could also facilitate a U.S. listing of a foreign publicly-held or privately-owned company.

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

Control Transactions. Because of our ability to scale up the size of our capital raise, we believe we would be able to acquire a minority or majority interest in a large, publicly-held or privately-owned corporation (i.e., valuations above $25.0 billion). Other sources of capital, such as private equity funds, are generally not able to raise capital for a transaction of that size. Potential “strategic acquirers” of such companies face antitrust risks that can substantially delay or even prevent such a transaction from occurring, or require complex restructuring and the divestment of certain assets. A large publicly-held or privately-owned company that seeks to raise additional capital and/or better access to U.S. markets may find a business combination with our company to be a more viable means of doing so.

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

To achieve a successful business combination, our Investment Team will leverage its experience to identify a company with a strong competitive position that can benefit from being a U.S. listed public company in the execution of its growth and value-creation strategy. We believe our scale and structure, coupled with our Investment Team’s background and experience, will make us an attractive partner for high-quality management teams and owners.

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

Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. In addition, we have an Investment Team comprised of nine members, who are employed by PSCM. We believe our Investment Team members will be able to allocate their duties to us and to PSCM (including for this purpose any acquisition companies sponsored by affiliates of PSCM now or in the future) amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process. In addition, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our business combination.

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

However, except for the foregoing, we do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target, because we intend that our acquisition target will either be a large capitalization, privately-owned company - and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities) - or all or a portion of large capitalization public company where no conflicts are present.

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

Business Combination

Our Charter requires that our business combination must be with one or more operating businesses or assets with a fair market value, at the time of signing the Definitive Agreement, equal to at least 80% of the total amount of proceeds that would be raised from the exercise of all SPARs at the Final Exercise Price. We refer to this as the “80% of net assets test.” If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), or an independent valuation or accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if it is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our Board determines that outside expertise would be helpful or necessary in conducting such analysis. Any such opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to SPAR holders, unless we would be required to do so under applicable law.

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

Our SPARs

We distributed our SPARs at no cost to the former holders of the Class A common stock of PSTH and former holders of the distributable redeemable warrants of PSTH, based on ownership as of July 25, 2022, the final date on which PSTH securities traded. One SPAR was distributed in respect of every four shares of PSTH Class A common stock then outstanding, and one SPAR was distributed in respect of every two distributable redeemable warrants then outstanding. We have not issued fractional SPARs, no cash was paid in lieu thereof, and any fractional amount was rounded down to the nearest whole number. As of December 31, 2025, the Rights Agent verified the SPARs position at each Depository Trust Company (“DTC”) participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

The SPARs will each be exercisable for two Public Shares at a minimum exercise price of $10.00 per share ($20.00 in total). Each SPAR may only be exercised in full, for two Public Shares, and cannot be exercised in part. In connection with a proposed business combination, we may decide to seek a greater amount of capital from public investors, in which case we may increase, but not decrease, the exercise price of our SPARs. If we decide to increase the per-share exercise price of our SPARs, we will publicly announce such increase at the time we announce that we have entered into a definitive agreement with respect to our business combination (the “Definitive Agreement”). We refer to the $10.00 SPAR exercise price per share as the “Minimum Exercise Price” and to the publicly announced final exercise price as the “Final Exercise Price.” The total proceeds from the exercise of all SPARs issued and outstanding at December 31, 2025 at the Minimum Exercise Price will be $1,219,425,980 (assuming all such SPARs are exercised). There is no maximum Final Exercise Price, and accordingly, no maximum amount of total proceeds we could raise from the exercise of all SPARs at the Final Exercise Price (the “Final Exercise Proceeds”). For example, if we decided to raise twice as much public capital, each SPAR would become exercisable for two Public Shares at a Final Exercise Price of $20.00 per share ($40.00 in total), and the Final Exercise Proceeds would be $2,438,851,960 (assuming all SPARs issued and outstanding at December 31, 2025 are exercised). Our ability to set an exercise price without an upper limit could cause SPAR holders, depending on their resources, to be unable to exercise their SPARs, and thus be unable to participate in any future appreciation in the post-business-combination entity (see Risk Factors, page 37). Any increase in price above the Minimum Exercise Price will be reflected in the Business Combination Registration Statement and will not be subject to further adjustment.

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

We expect that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service in connection with the SPAR Holder Election Period. This will require, among other things, that at least one market maker publishes quotations for SPARs, and that a Form 211 is submitted to, and approved by, FINRA. The quotation of SPARs on the OTCQX marketplace or other quotation service, as compared to being listed on a national securities exchange such as the NYSE or NASDAQ, may present significant risks to the holders of SPARs, including lower availability and efficiency of market price quotations, significantly less liquidity, increased transaction costs, the absence of certain requirements regarding our corporate governance (i.e., lack of stock exchange requirements mandating a board with a majority of independent directors, independent nomination, compensation and audit committees, and stockholder approval of certain actions), and the application of state securities laws that could result in restrictions on the sale of our SPARs.

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

Sponsor Warrants and Advisor Warrants

Issuance and Terms of Private Warrants. In order to fund our initial capital needs, on July 28, 2023, our Sponsor purchased the Sponsor Warrants for an aggregate purchase price of $35,892,480. The transaction price of the Sponsor Warrants was determined by the Company, in consultation with a third-party, nationally recognized valuation firm, based on its fair value as of the previous month-end. The valuation firm reviewed and discussed with us our methodology, procedures and assumptions for valuing the Sponsor Warrants. The value of the Sponsor Warrants was determined using the Black-Scholes option pricing model, subject to additional valuation adjustments reflecting certain volatility assumptions, the risk of a transaction not being consummated and other factors. Taking into account such consultation, we concluded that our methodology, procedures and assumptions are reasonable.

The Sponsor Warrants are exercisable, in the aggregate, for up to 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (including without limitation, Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor and Advisor Warrants or the conversion or exercise of then-outstanding securities of the surviving corporation, whether or not convertible or exercisable at such time). We refer to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the business combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the business combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the business combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the business combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs that are issued and outstanding at December 31, 2025 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like our sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (the “Proration”).

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

On September 29, 2023, we issued the Advisor Warrants at no cost to our advisory board members. The Advisor Warrants are identical to the Sponsor Warrants (including with respect to the Proration), except that the Advisor Warrants (i) are currently exercisable, in the aggregate, for up to approximately 0.124% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis and (ii) expressly provide that if the percentage of Public Shares into which the Sponsor Warrants are exercisable is reduced for any reason, the percentage of Public Shares into which the Advisor Warrants are exercisable will be reduced proportionally.

In addition, in the event an advisory board member resigns for any reason prior to our business combination and at a time when we are not subject to a letter of intent (or a Definitive Agreement) with respect to our business combination, we are entitled, at our election, to repurchase in full such advisory board member’s Advisor Warrants. The repurchase price in each case is $1,000,000 with respect to each advisory board member. The repurchase right may be assigned or transferred to one of our affiliates and must be exercised, if at all, by the date that is the later of (i) the two-year anniversary of the date on which the SPARs were first distributed pursuant to the Registration Statement (that is, September 30, 2025) and (ii) 60 days after the effective date of such director’s resignation. In the event we (or an affiliate) do not exercise the repurchase right by such time, the resigning advisory board member will retain the Advisor Warrants. If we exercise our repurchase right, upon payment of the repurchase price, the Advisor Warrants held by the resigning advisory board member will be cancelled from the warrant registry and will no longer be outstanding. If we assign or transfer that repurchase right to an affiliate, upon payment of the repurchase price, such assignee or transferee will become the registered holder on the warrant registry.

The repurchase price of the Advisor Warrants was established by our Sponsor in its discretion and was not intended to, and may not, represent the fair market value of the Advisor Warrants as of the time of issuance or any time of potential repurchase. The repurchase price and other terms of the Advisor Warrants were established in order to attract what we believe are highly experienced and capable advisory board members, and were based on the significant time commitment expected of advisory board members, including with respect to assisting the Company in identifying potential business combination candidates, the novel nature of our company in the public market and the risks and responsibilities attendant to untested public vehicles, the potential 10-year term of our company, the skill, expertise and business contacts of our advisory board members, and the value of our advisory board members’ respective time in light of their experience and other professional responsibilities. Our Sponsor did not assign any relative or specific weights to these factors, and instead conducted an overall analysis of the factors. The repurchase price was also established at a price the Company believes will likely be a substantial discount to the fair value of the Advisor Warrants immediately after our business combination, which we believe incentivizes our advisory board members to remain on the board over time. In the event an advisory board member elects to resign during the time periods described above, the Company anticipates that it or the Sponsor will likely exercise its repurchase right (assuming the Company or Sponsor, as applicable, then believed that the repurchase price was less than the then fair value of the Advisor Warrants as of such time), and contemplates that any such repurchase would reasonably compensate such an advisory board member for their service on the board. The repurchase was structured as our repurchase right (and not our obligation) to permit us to decide, at the time of any advisory board member's resignation described above, whether or not the exercise of the repurchase right is advantageous to the Company in light of market and other conditions then applicable to the Company.

On December 10, 2025, Ms. Lisa Gersh resigned as an advisory board member. On January 6, 2026, the Company agreed to exercise its repurchase right with respect to Ms. Gersh’s Advisor Warrants. On January 7, 2026, we repurchased the Advisor Warrants and paid the repurchase price of $1,000,000 to Ms. Gersh and thereafter such warrants were cancelled and removed from the warrant registry. As a result of our repurchase and the subsequent warrant cancellation, the remaining Advisor Warrants are exercisable, in the aggregate, for up to approximately 0.124% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis.

Prior to January 7, 2026, the Sponsor Warrants and the Advisor Warrants were exercisable, in the aggregate, for up to approximately 5.104% of the outstanding Public Shares of the post-combination company. Following our repurchase of Ms. Gersh’s Advisor Warrants on January 7, 2026, the Sponsor Warrants and the Advisor Warrants are exercisable, in the aggregate, for up to approximately 5.074% of the outstanding Public Shares of the post-combination company.

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

Though the number of shares issuable to the holders of the Sponsor Warrants and Advisor Warrants (for purposes of this discussion, the “Private Holders”) is determined with respect to up to 4.95% and 0.124% (as adjusted as set forth herein, the “Reference Percentages”), respectively, of the fully diluted Public Shares outstanding immediately following the business combination, the actual ownership stake of the Private Holders in the post-combination business upon exercise will differ significantly depending upon two factors. The Reference Percentages establish the maximum potential ownership obtainable from exercising the Private Warrants, and will depend on the percentage of SPARs exercised and the amount of the Additional Forward Purchase. The Reference Percentages will be reduced in proportion to the extent that the SPAR proceeds plus the Additional Forward Purchase is less than the amount we would obtain if all SPARs were exercised.

The actual percentage ownership obtained upon exercise will depend on the fair market value of the post-combination company. At or below the Reference Price (120% of the Final Exercise Price), the Private Holders will not have any ownership stake. Accordingly, there will be no dilutive effect on our security holders who become holders of Public Shares (for the purposes of this discussion, the “Public Stockholders,” which includes both exercising SPAR holders and the Forward Purchasers). Above the Reference Price, the holders would receive upon exercise a number of shares calculated as provided above. At higher market prices, and assuming all SPARs are exercised, the ownership stake (and overall dilutive effect on Public Stockholders) increases towards its limit of approximately 5.074%.

As an example, assume a transaction in which the Final Exercise Price is $10.00, the valuation of the post-combination company is $8.0 billion (with 800 million shares outstanding, based on the initial per-share value of $10.00), and our company contributes $2.0 billion in proceeds from the exercise of all of our SPARs, the sale of the Sponsor Warrants and the Forward Purchase. In such a transaction, our stockholders (including the Forward Purchasers) would initially own 25% of the post-combination company. The number of Reference Shares, calculated as 5.074% of the fully diluted shares outstanding, would be approximately 43 million. However, upon a cashless exercise of the Private Warrants, the Private Holders would likely receive substantially fewer than 43 million shares, as they are receiving only that number of shares equivalent to the value of the Reference Shares in excess of the exercise price. As a result, the Private Holders would own less than 5.074% of the company and have a dilutive impact on Public Stockholders of less than 5.074%.

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

At a fair market value of $30.00 at the time of exercise, a three-fold increase in our stock price, the holders of the Private Warrants would be issued approximately 25.7 million Public Shares upon exercise. The holders of the Private Warrants would thereby own 3.1% of the post-combination company, and the Public Stockholders would own 24.2% of the post-combination company (a 0.8% decrease, or 3.1% dilution).

As shown below, the size of the ownership stake of all Public Stockholders decreases proportionately with a larger deal size. However, the dilutive effect for Public Stockholders does not vary significantly with deal size, nor does the ownership of the Private Holders—for each one percent of ownership acquired by the Private Holders, the Public Stockholders are diluted by one percent. The maximum amount of dilution is 5.074%. The illustration below assumes total proceeds of $2.0 billion are contributed by our company in the transaction.

	Post-Combination Company Equity Value
Fair Market Value of	$4.0B	$8.0B	$12.0B	$20.0B	$40.0B	Public	Private
Public Share	Public Ownership					Dilution	Ownership
$10.00	50.0%	25.0%	16.7%	10.0%	5.0%	0.0%	0.0%
$12.00	50.0%	25.0%	16.7%	10.0%	5.0%	0.0%	0.0%
$15.00	49.5%	24.7%	16.5%	9.9%	4.9%	1.1%	1.1%
$20.00	49.0%	24.5%	16.3%	9.8%	4.9%	2.1%	2.1%
$25.00	48.6%	24.3%	16.2%	9.7%	4.9%	2.7%	2.7%
$30.00	48.4%	24.2%	16.1%	9.7%	4.8%	3.1%	3.1%
$100.00	47.8%	23.9%	15.9%	9.6%	4.8%	4.5%	4.5%

Corporate Information

Our offices are located at 787 Eleventh Avenue, 9th Floor, New York, NY 10019, and our telephone number is (212) 813-3700. Our website address is http://pershingsquaresparcholdings.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered to be part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.

Mr. Ackman, our Chairman and Chief Executive Officer, may use his X (formerly Twitter) account (@BillAckman) as a means of publicly disseminating current information about us from time to time, including his views on macroeconomic, geopolitical and other developments. Accordingly, investors should monitor this account in addition to following our SEC filings and our website at http://pershingsquaresparcholdings.com, as well as our press releases. Information on, or accessible from, Mr. Ackman’s X account or on our website is not part of this Report by reference or otherwise.

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Effecting our Business Combination

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

Selection of a Target Business and Structuring of our Business Combination

Our Charter requires that our business combination must occur with one or more target businesses that together have an aggregate fair market value at time of entering into the Definitive Agreement of at least 80% of proceeds that would be raised upon the exercise of all SPARs, and may not enter into a business combination with another blank check company or a similar company with nominal operations. Though we intend to enter into a business combination with a target business of greater value than the proceeds available from the exercise of our SPARs, we cannot guarantee that this will be the case. We will not enter into a business combination with another blank check or similar company. Subject to that restriction, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, which may include domestic, foreign, publicly-held or privately-owned entities.

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

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us or is otherwise publicly available.

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

Comparison of This Offering to Other Blank Check Companies

General

We intend to seek a market maker or qualified interdealer quotation system to file an application with FINRA to have our SPARs, once transferable, quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service, rather than being listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Global Market. The following sets forth a summary of (i) NYSE SPAC listing standards, (ii) NASDAQ SPAC listing standards, (iii) OTCQX quotation standards applicable to the Company and (iv) the corresponding terms of the Company’s constituent documents. Certain numerical and corporate governance requirements of the NYSE, NASDAQ and OTCQX are described immediately below under “Comparison of Certain Numerical and Corporate Governance Requirements for Listing / Quotation”. The description below is not exhaustive and should be read in conjunction with the other disclosures contained in this Report.

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

Securities Issued/Manner of Raising Proceeds

Typically underwritten IPO of units (consisting of common stock and warrants) prior to searching for a business combination. Each of the components of the units (other than common stock) must meet the applicable initial listing standard for the security type represented by the components. NYSE Listing Rule 102.06 (f).

		Typically underwritten IPO of units (consisting of common stock and warrants) prior to searching for a business combination. No express provision governing issuance of units.	No express provision.

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

At least 90% of the gross proceeds from the IPO and any concurrent sale of equity securities must be deposited in a trust account maintained by an independent trustee, an escrow account maintained by an “insured depository institution” or in a separate bank account established by a registered broker or dealer. NASDAQ Listing Rule IM-5101-2(a).

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

No express provision. SEC Rule 15c2-11 provides a time limited 18-month window during which broker-dealers may quote the securities of shell companies (which rule would apply to SPARs during the period during which SPARs trade on the OTCQX, which will be up to 20 business days).

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

Our Sponsor, as our sole shareholder, can approve any amendment to our Charter, as well as the business combination. SPAR holders will not have voting rights with respect to amendments to the Charter or the approval of the business combination. SPAR Rights Agreement and SPARC amended and restated

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

Comparison of Certain Numerical and Corporate Governance Requirements for Listing / Quotation

A securities exchange, such as the NYSE or NASDAQ, is registered with, and regulated by, the SEC under Section 6 of the Exchange Act. Companies that list on a securities exchange are subject to the rules, or “listing standards”, governing all companies listed on that exchange. Companies whose securities are not listed on an exchange may be traded through other marketplaces or quotation services, such as the OTC Markets Group Inc., which may have other “quotation standards”. Generally speaking, listing standards on an exchange are considered more stringent than quotation standards on marketplaces or quotation services, and accordingly higher quality companies typically list on an exchange, rather than quote on marketplaces or quotation services.

We expect that our SPARs, when they become transferable, will be quoted on the OTCQX or other quotation service. The OTCQX requires blank check companies to comply with the OTCQX U.S. initial quotation standards which are less stringent than the listing requirements applicable to SPACs on the NYSE or NASDAQ.

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

OTCQX U.S. initial quotation standards require (i) that a quoted company not be “penny stock”, which we will demonstrate by having filed, prior to the effectiveness of the Registration Statement, an audited balance sheet reflecting net tangible assets of at least $5,000,001, as described elsewhere in this Report, (ii) a minimum bid price of at least $0.10, (iii) an aggregate market capitalization of $10 million, (iv) an aggregate public float of $20 million, (v) 50 round lot holders, and (vi) that the quoted company be an SEC reporting company. OTCQX corporate governance requirements include that quoted company boards include at least two independent directors and have a majority independent audit committee. Generally, OTC Markets Group Inc. reserves the right to grant exemptions to its initial quotation standards in its sole and absolute discretion.

We will be subject to the requirements of the OTCQX only during the period in which our SPARs are quoted on the OTCQX, and we will not be subject to the corporate governance requirements of the NYSE or NASDAQ at any time prior to the consummation of our business combination. As a result, we will not be required to have a majority of independent directors or to maintain separate nomination, compensation or audit committees, nor will any such committee be required to be comprised entirely of directors meeting the independence standards applicable to such committee, or to maintain a written charter setting forth the committee’s responsibilities. We will not be required to have a financial expert on our audit committee and we will not be subject to the NYSE requirement that related party transactions be reviewed in advance by the audit committee. During the period in which we are quoted on the OTCQX, we will be required to have at least two independent directors and a majority of the audit committee members must be independent (unless we are granted an exemption from such requirements by the OTCQX). In addition, the independent members of the board of directors will not be required to meet in executive sessions, and we will not be required to maintain or make publicly available corporate governance guidelines or a code of business conduct and ethics, as would otherwise be required under the NYSE listing rules. We will not be required to obtain stockholder approval for any matters other than as required by law, our Charter or Bylaws, or other contractual agreement.

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

Employees

We currently have four officers. Members of our Management Team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our business combination. In addition, we have an Investment Team comprised of nine members, who are employed by PSCM. We believe our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose the SPACs sponsored by affiliates of PSCM, including PSTH) amongst themselves in a manner that allows them to provide us with the resources and support we require while fulfilling their responsibilities to PSCM. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our business combination and the current stage of the business combination process.

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
•
The quotation of SPARs on the OTCQX marketplace or other quotation service, rather than being listed on a national securities exchange such as the NYSE or the NASDAQ Global Market, may present significant risks to the holders of SPARs, including lower availability and efficiency of market price quotations, significantly less liquidity, increased trading costs, the absence of certain corporate governance protections, and the applicability of state securities laws that could result in restrictions on the sale of our SPARs.
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

We have distributed our SPARs and intend to identify a business combination target and raise funds to consummate our business combination through the exercise of our SPARs by our SPAR holders. To our knowledge, there are no comparable companies that have utilized this structure, and no established trading market exists for such subscription warrants. Our SPARs are subject to market uncertainties, including, among others, whether the initial recipients of our SPARs are likely to retain or sell their SPARs during the SPAR Holder Election Period, whether an active and orderly trading market for our SPARs will develop during the SPAR Holder Election Period and whether potential business combination counterparties will find our structure to be attractive. Unlike the shares of a SPAC, which may trade at or below their per-share redemption value due to, among other reasons, a market expectation that its business combination will result in a decline in share price below the redemption value, the equivalent scenario for our SPARs would imply a negative market price. However, our SPARs will only be able to trade at positive prices; accordingly, if the market expectation is that the Public Shares that will be issued in our business combination will trade at a price below the announced Final Exercise Price, it is likely that our SPARs would trade at a very low price, or not at all. The likelihood of an active trading market being maintained during the SPAR Holder Election Period could be negatively impacted by, among other things, negative developments or rumors regarding our proposed business combination, unfavorable regulatory developments, or other factors that could cause our SPARs to not maintain a positive trading price. These uncertainties could cause the trading price of our SPARs to be volatile and you may be unable to sell our SPARs at an attractive, or any, price.

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

Quotation on the OTCQX marketplace or other quotation service, rather than being listed on a national securities exchange such as the NYSE or the NASDAQ Global Market, may present significant risks to the holders of SPARs.

Our SPARs will become transferable in connection with the SPAR Holder Election Period. We intend to have our SPARs quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service. This will require, among other things, that at least one market maker publishes quotations for SPARs, and that a Form 211 is submitted to, and approved by, FINRA. The quotation of SPARs on the OTCQX marketplace or other quotation service, as compared to being listed on a national securities exchange such as the NYSE or the NASDAQ, may present significant risks to the holders of SPARs, including:

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

During 2024, the NYSE had been developing a rule change to the NYSE Listed Company Manual, Section 703.12 Listing Standards for Warrants and Rights. The effect of this rule change, had it been implemented, would have permitted SPAR trading during the SPAR Holder Election Period to occur on the NYSE (rather than over-the-counter or “pink sheet” markets). On August 19, 2024, the SEC instituted proceedings to determine whether to approve or disapprove the proposed rule change. On December 17, 2024, the NYSE withdrew its proposed rule change after discussions with the SEC. On February 4, 2026, the NYSE resubmitted the proposed rule change to the SEC. We are monitoring the developments closely, but no assurance can be given that the proposed rule change will be approved by the SEC and successfully implemented by the NYSE. If the proposed rule change is not implemented by the NYSE, we anticipate that SPARs during the SPAR Holder Election Period would be quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service.

In addition, although we intend that the Public Shares of the post-combination company will be listed on a national securities exchange, and we expect that such listing will be a closing condition to our business combination, there is no guarantee we will be able to obtain or maintain such listing of our Public Shares. We expect that the initial listing of the post-combination company would have to meet the listing exchange’s initial listing criteria for companies conducting an IPO, which in some cases are more stringent than those applicable to companies carrying out a de-SPAC transaction. If we fail to satisfy a closing condition that requires the Public Shares to be listed on a national securities exchange, we may be unable to consummate our business combination and your SPARs could expire worthless, or the Public Shares you receive may be quoted on the OTCQX marketplace or other quotation service, which may negatively impact your investment for the reasons set forth above.

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

Holders who have elected to exercise their SPARs will not be issued any Public Shares until the consummation of our business combination, and accordingly, have no rights as stockholders of our company until the business combination has been consummated. Prior to the consummation of our business combination, our Sponsor will be our sole stockholder. As a result, any stockholder approval required by applicable law or exchange rules will be satisfied by the vote of our Sponsor. Accordingly, we may enter into or amend agreements, including the Definitive Agreement, for which stockholder approval is required and complete our business combination even if a majority of SPAR holders do not support the transaction. If holders of a significant number of our SPARs were to sell their SPARs during the SPAR Holder Election Period because they did not support the transaction, the trading price of our SPARs may be reduced and it is possible that fewer SPARs would be exercised, reducing the capital available to fund our business combination and possibly causing us to be unable to complete our business combination.

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

In the event of a Materially Adverse Amendment during the SPAR Holder Election Period and the Closing Period, we will (i) file a post-effective amendment to the Business Combination Registration Statement to disclose the Materially Adverse Amendment in accordance with applicable securities laws, (ii) cause all previous Elections of SPARs to be revoked, (iii) return all funds from the Custodial Account that were tendered at the Final Exercise Price in connection with such Elections and (iv) hold or re-open the SPAR Holder Election Period for an additional 20 business days, during which we anticipate the SPARs will trade on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service. If you do not support a Materially Adverse Amendment, your recourse would be limited to declining to submit an Election or to sell your SPARs during the additional SPAR Holder Election Period.

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

If you exercise your SPARs, you will not be issued Public Shares until the consummation of our business combination, and you will have no rights as a stockholder with respect to the Public Shares until they are issued to you. Accordingly, among other things, you will not have the right to vote on any matter presented to our stockholders for their approval, you will not have the right to elect directors and you will have no right to liquidating distributions from the funds held outside the Custodial Account.

RISKS RELATED TO OUR PUBLIC SHARES AND OUR BUSINESS COMBINATION

Past performance by Pershing Square, PSTH, Justice Holdings, Ltd. or our Management Team may not be indicative of our future performance.

Any past experience and performance of Pershing Square (and the investment funds and SPVs that it manages or has managed), PSTH, Justice Holdings, Ltd. or our Management Team is not a guarantee (i) that we will be able to successfully identify a suitable candidate for our business combination; or (ii) of any results with respect to any business combination we may consummate. You should not rely on the historical record of Pershing Square, PSTH, Justice Holdings, Ltd., or our Management Team’s performance as indicative of the future performance of an investment in us or the returns we will generate or are likely to generate going forward. An investment in us is not an investment in Pershing Square.

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

The Committed Forward Purchasers have committed to purchase no less than $250.0 million of Forward Purchase Shares at the time of our business combination, and the size of this committed amount will increase proportionately to the extent the Final Exercise Price exceeds $10.00 per share, up to a maximum of $1.0 billion at a Final Exercise Price of $40.00 per share or greater. The Additional Forward Purchaser is entitled, but not obligated, to purchase the amount of the $3.5 billion Forward Purchase not allocated, in each case at the Final Exercise Price, to the Committed Forward Purchasers at the Final Exercise Price. The Public Shares purchased pursuant to the Forward Purchase Agreements will be purchased at a per-share price equal to the Final Exercise Price at which SPAR holders will purchase Public Shares. However, at the time that the Additional Forward Purchase amount is announced, and at the time the Forward Purchase is exercised, the value of our Public Shares could be higher or lower than would be obtained in an arm’s-length negotiation with an independent third party carried out at such time, or as would be implied by market prices if SPARs were transferable at such time. In such case, the Committed Forward Purchasers will be required to purchase, and the Additional Forward Purchaser might seek to buy, Forward Purchase Shares that the Company would be obligated to sell, even though the Company may be able to obtain equity financing from other sources at a higher price per share. Accordingly, we may be required to sell Forward Purchase Shares at less than their market value. In addition, we will determine the Final Exercise Price based, in part, on the size of the Additional Forward Purchase. Because the Additional Forward Purchaser is an affiliate of our Sponsor, we may face a conflict of interest in determining whether to allocate this investment opportunity to SPAR holders or the Additional Forward Purchaser. The foregoing factors could potentially decrease the willingness of SPAR holders to elect to exercise their SPARs during the SPAR Holder Election Period and reduce the capital we have available to consummate our business combination.

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

As of December 31, 2025, approximately $20.1 million from the sale of the Sponsor Shares and the Sponsor Warrants, after expenses related to our formation, the Distribution, operating costs and the funding of $5,001,000 held in cash in the Segregated Account, is available to us to fund our working capital requirements. We will hold these funds in cash pending use. Our Sponsor may purchase additional Sponsor Shares in order to fund our operating costs, but has no obligation to do so. If the proceeds from the sale of the Sponsor Shares and Sponsor Warrants are insufficient to fund our operations prior to the expiration of our SPARs, we may require additional funding in the form of additional purchases of our securities by our affiliates, or we may be forced to liquidate. In the event of our liquidation, our SPARs will expire worthless. None of our Sponsor, members of our Management Team nor any of their affiliates is under any obligation to invest funds in us in such circumstances.

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

We have agreed to indemnify our directors and officers to the fullest extent permitted by law and we may purchase directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers. However, any such insurance may not be available, upon commercially reasonable terms or at all, or sufficient. Any indemnification provided by us will be able to be satisfied only if (i) we have sufficient funds, or (ii) we consummate our business combination. Our obligations to indemnify our directors and officers may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against our directors and officers even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent that we may incur the costs of settlement and damage awards against our directors and officers pursuant to these indemnification provisions.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are not, and do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete our business combination and, thereafter, to the extent we are able to influence the management of the post-combination company, to operate the post-combination business or assets for the long term. We do not plan to buy businesses or otherwise buy securities with a view to resell or profit from their resale. We do not plan to buy unrelated businesses or securities or to be a passive investor.

In the context of SPACs, private litigants have claimed that a SPAC’s customary investment of escrow account funds in U.S. Treasury obligations with a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7, constitutes engaging primarily in the business of investing in securities, and that accordingly SPACs that hold their escrow accounts in such securities (rather than cash) are subject to registration as an investment company under the Investment Company Act. As described elsewhere in this Report, we may elect to hold funds received in connection with the submission of Elections in cash or, at our election, in such U.S. Treasury obligations and/or money market funds, and we expect to make and announce the decision to hold the funds in cash, or such U.S. Treasury obligations or money market funds, in the Business Combination Registration Statement, based on market, legal and other factors at such time, including (i) the relative interest rates for cash accounts and other such instruments, (ii) then-existing market practice and legal and regulatory considerations with respect to custodial accounts for SPACs and other similar vehicles (including whether holding the funds in such U.S. Treasury obligations or money market funds would require us to register as an investment company under the Investment Company Act), (iii) the willingness of banks and other depositary institutions to hold large sums in cash in light of their regulatory and business requirements, and (iv) our assessment of the credit profile of any such bank or other depositary institution willing to hold a cash account. If we elect to hold funds received in connection with the submission of Elections in U.S. Treasury obligations and/or money market funds rather than in cash, we will subject ourselves to the risk that we will face litigation or other challenges from the SEC and/or private litigants alleging that we are operating as an unregistered investment company or be required to register as an investment company. While we believe that receiving and holding funds in U.S. Treasury obligations and/or money market funds for a short period of time and only after a specific operating business has been identified and disclosed to investors is a significant differentiating factor of SPARC relative to typical SPACs, and that SPARC should be deemed to be engaged primarily in the business of pursuing and consummating a business combination with an identified operating business (and not engaging primarily in the business of investing, reinvesting or trading in securities within the meaning of the Investment Company Act), we are not aware of any court decisions espousing this view and the SEC and/or private litigants may take a different view.

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

CFIUS is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (i) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (ii) owns or operates certain critical infrastructure; or (iii) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

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

In addition, the directors and officers of a business combination candidate may resign upon the completion of our business combination. The departure of our business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of our business combination candidate’s key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of our business combination partner’s management team will remain associated with the company following our business combination, it is possible that some will not wish to continue their employment. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Members of our Management Team and Investment Team will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our business combination.

The members of our Management Team and Investment Team are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for our business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. The members of our Management Team and Investment Team may be engaged in other business endeavors for which they may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. The nine members of our Investment Team will allocate their time between fulfilling their duties to us and to PSCM (including for this purpose any acquisition companies sponsored by affiliates of PSCM). Our directors may also serve as officers or board members for other entities. If such persons’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see Item 10 of this Report entitled “Directors, Executive Officers and Corporate Governance.”

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

Our directors and officers currently have, and any of them in the future may have, additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, including, without limitation, funds managed or advised by our Sponsor or its affiliates, subject to their fiduciary duties. If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers also may become aware of business opportunities which may be necessary or appropriate for presentation to other entities to which they owe certain fiduciary or contractual duties. Any presentation of such opportunities to such other entities may present additional conflicts.

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

None of the members of our Management Team or Investment Team are required to commit his or her full time to our affairs. The members of our Investment Team are employed by PSCM. While the members of our Management Team intend to devote as much of their time as they deem necessary to our affairs, and while we believe the nine members of our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose the acquisition companies sponsored by affiliates of PSCM) in a manner that allows them to provide us with the resources and support we require while also fulfilling their responsibilities to PSCM, such persons may have conflicts of interest in allocating his or her time among various business activities.

In addition, although we have adopted a Code of Conduct and Ethics pursuant to which, among other things, our audit committee must approve any related-party transaction, this policy will not apply to the agreements and transactions with our Sponsor and its affiliates entered into prior to September 29, 2023. As a result, the purchase of the Sponsor Shares, the Forward Purchase Agreements, the sale of the Sponsor Warrants and the issuance of the Advisor Warrants are not and will not be subject to any audit committee review.

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

Cybersecurity incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. While we expect to have access to certain resources of PSCM, including information technology, as an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cybersecurity incidents. Cybersecurity threats are constantly expanding and evolving, becoming increasingly sophisticated and complex, increasing the difficulty of detecting and defending against them and maintaining effective security measures and protocols. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company's information is primarily maintained by PSCM, which has implemented robust information security controls, frequent testing, periodic assessments and advanced monitoring of information security threats to protect the Company's sensitive information. In addition, PSCM has formed an Information Security Committee (the “InfoSec Committee”), which consists of the Chief Technology Officer, the Chief Compliance Officer, the President and a Compliance Officer. The InfoSec Committee is responsible for developing and overseeing the implementation of controls, policies and procedures, evaluating and addressing ongoing information security-related risks and periodically reviewing the effectiveness of the information security policies and procedures that protect the Company's information. In preparing and approving PSCM's information security policies and procedures, the InfoSec Committee has relied upon guidelines published by the National Institute of Standards and Technology and the International Organization for Standardization, guidance issued by the SEC and National Futures Association and industry practice. The InfoSec Committee provides periodic reports to the Board which include updates on cybersecurity risks and threats, system upgrades, assessments of the information security program and the emerging threat landscape.

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

Holders

As of March 23, 2026, there were 165 holders of our 60,971,299 SPARs, one holder of our Common Stock, one holder of our Sponsor Warrants and two holders of our Advisor Warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties and should be read in conjunction with the disclosures and information contained in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Report.

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

Results of Operations

All activities since the Company’s inception through December 31, 2025 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a business combination. We will not generate any operating revenues until after the completion of our business combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $4,420,632, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $1,520,366, (ii) directors’ compensation expense of $900,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $2,000,266. For the year ended December 31, 2024, we had a net loss of $4,191,705, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $2,465,281, (ii) directors’ compensation expense of $900,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $826,424.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sales of $4,225,330 Sponsor Shares and $35,892,480 Sponsor Warrants to the Sponsor in private placements. As of December 31, 2025 and December 31, 2024, we had a cash balance of $20,080,652 and $23,070,496 in the operating account, respectively, and $5,001,000 in the Segregated Account. We will hold these funds in cash.

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

Contractual Obligations

We did not have any long-term debt, capital lease obligations or operating lease obligations as of December 31, 2025 and December 31, 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 as of December 31, 2025 and retrospectively for all periods presented, and concluded that the application of this guidance did not have any material impact on its financial statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2025 and December 31, 2024, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our business combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, management used the “Internal Control — Integrated Framework” (“COSO 2013”) promulgated by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessments and those criteria, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a)
None.
(b)
During the quarter ended December 31, 2025, no director or Section 16 officer has adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
William A. Ackman	59	Chairman and Chief Executive Officer; Director
Ben Hakim	50	President
Michael Gonnella	45	Chief Financial Officer
Jessica Falzone	36	Corporate Secretary
Jennifer Blouin	55	Independent Director
Kathryn Judge	48	Independent Director
Linda Rottenberg	57	Independent Director

Our Officers

William A. Ackman serves as our Chairman and Chief Executive Officer. Mr. Ackman has served as Pershing Square’s Founder and Chief Executive Officer since the firm’s founding in 2003, and as Chairman of the board of directors of Pershing Square Holdco GP, LLC (“PS Holdco GP”) since June 2024. Prior to founding Pershing Square, he co-founded and co-managed Gotham Partners Management Co., LLC, an investment adviser that managed public and private equity hedge fund portfolios, until 2003. He has also served as Executive Chairman of the Board of Directors of Howard Hughes Holdings Inc. since May 2025. In addition, Mr. Ackman serves on the board of the Pershing Square Foundation, which he founded in 2006. He previously served as Chief Executive Officer and Chairman of PSTH, as a member of the Federal Reserve Bank of New York’s Investment Advisory Committee on Financial Markets and as a director of Universal Music Group N.V. Mr. Ackman received a Masters in Business Administration from the Harvard Business School and a Bachelor of Arts magna cum laude from Harvard College.

Ben Hakim serves as our President and previously served as President of PSTH. Mr. Hakim has served as President of Pershing Square since June 2024 and as President and as a member of the board of directors of PS Holdco GP since February 2025. He joined the Investment Team in 2012. He serves as a director of Howard Hughes Holdings Inc. since May 2024. Mr. Hakim was previously a Senior Managing Director at Blackstone Inc., where he worked in the Mergers & Acquisitions group for 13 years. Mr. Hakim received his Bachelor of Science from Cornell University in 1997.

Michael Gonnella serves as our Chief Financial Officer and previously served as Chief Financial Officer of PSTH. Mr. Gonnella has served as Chief Financial Officer of Pershing Square since March 2017 and as Chief Financial Officer of Pershing Square Holdco, L.P. since September 2024. Prior to his appointment as Pershing Square’s Chief Financial Officer in 2017, he served as senior controller of Pershing Square since joining the firm in 2005. Mr. Gonnella is a certified public accountant and received his Bachelor of Science from Seton Hall University in 2002 and his Master of Accountancy in Taxation from Rutgers Business School.

Jessica Falzone has served as our Corporate Secretary since January 2025 and as Counsel and Compliance Officer at Pershing Square since May 2024. Previously, she was Senior Vice President and Counsel at Lazard Asset Management from February 2023 and Vice President and Counsel from March 2018. Prior to joining Lazard, Ms. Falzone was an associate at Schulte Roth & Zabel LLP. Ms. Falzone received her J.D. from University of Pennsylvania Carey Law School in 2014 and her B.A. summa cum laude from Binghamton University in 2011.

Our Independent Directors

Dr. Jennifer Blouin is the Richard B. Worley Professor of Financial Management and Professor of Accounting at The Wharton School of the University of Pennsylvania. Dr. Blouin is an expert on the role of taxation in firm decision making. Her research examines the effect of taxes on asset pricing, capital structure, corporate payout behavior, multinational firm behavior, and mergers and acquisitions. Dr. Blouin has provided expert testimony in tax shelter litigation on behalf of the U.S. Department of Justice, and in pharmaceutical patent litigation regarding transfer pricing and the repatriation of earnings by multinational corporations and their affiliates. Dr. Blouin has presented her work at over 75 universities and at numerous association conferences. Dr. Blouin is frequently cited in the press, including The Wall Street Journal, The New York Times, and the Financial Times. She is an editor of the Review of Accounting Studies and an associate editor of the Journal of Accounting Research. Dr. Blouin teaches taxation to undergraduate, MBA, and PhD students and is a recipient of the University of Pennsylvania’s Lindback Award for Distinguished Teaching and Wharton Teaching Excellence Award. Prior to her academic career, Dr. Blouin was a tax manager with Arthur Andersen. She received her PhD in Accounting from the University of North Carolina-Chapel Hill and her BS from Indiana University-Bloomington. The Board has concluded that Dr. Blouin is qualified to serve on our board of directors due to her expertise in accounting, tax policy and corporate transactions.

Kathryn Judge is the Harvey J. Goldschmid Professor of Law at Columbia Law School. Her research focuses on financial regulation and intermediation design. She is a regular speaker at academic, industry and policy conferences in the United States and abroad. She currently serves as Chair of the Research Committee of the European Corporate Governance Institute. She also serves as a director and Treasurer of Bread for the World and Bread for the World Institute and as a director of the Columbia Business Law Review. She has served on the Financial Research Advisory Committee of the Office of Financial Research, during which time she co-chaired the LIBOR to SOFR Working Group and the Financial Innovation Working Group. She also served as an editor of the Journal of Financial Regulation and as a member of the Task Force on Financial Stability, co-sponsored by the Hutchins Center on Fiscal & Monetary Policy at the Brookings Institution and the Initiative on Global Markets at the University of Chicago Booth School of Business. She previously served as a law clerk for Judge Richard Posner and Supreme Court Justice Stephen Breyer. She is a graduate of Stanford Law School and Wesleyan University. The Board has concluded that Ms. Judge is qualified to serve on our board of directors due to her legal expertise and deep knowledge of financial markets and economic policy.

Linda Rottenberg is one of the world’s premier voices in entrepreneurship, technology, and business transformation. As CEO and co-founder of Endeavor, she helped forge the leading global community of, by, and for high-growth entrepreneurs operating in over 50 markets across the globe. She also serves as President of Endeavor Catalyst, a rules-based investment fund that invests in Endeavor companies. With $540 million in assets under management across four funds, Endeavor Catalyst has made over 390 investments in the top startups from the world’s emerging and frontier markets and counts 66 companies valued at more than $1 billion in its portfolio. Rottenberg currently serves as Lead Independent Director of Globant, a world-leader in digital transformation and software development (NYSE: GLOB) and she formerly served as a director of Zayo Group, a $15 billion global bandwidth infrastructure company (NYSE: ZAYO), and director of Olo Inc., a $2 billion open SaaS platform for restaurants (NYSE:OLO). In 2023, Rottenberg was appointed Vice Chair of the Yale President’s Council on International Activities and made an inaugural member of the Yale Ventures Board of Advisors. A graduate of Harvard College and Yale Law School, her 2014 book, CRAZY IS A COMPLIMENT: The Power of Zigging When Everyone Else Zags, was an instant New York Times bestseller. The Board has concluded that Ms. Rottenberg is qualified to serve on our board of directors due to her extensive operating and investing experience, serving as an officer and board member of several companies, as well as her vast network of relationships.

Our Advisory Board

Michael Ovitz co-founded Creative Artists Agency (CAA) in 1974 and served as its Chairman until 1995. Over that 20-year period, he grew the agency from a start-up organization to the world’s leading talent agency, representing more than 1,000 of the most notable actors, directors, musicians, screenwriters and other personalities in the entertainment industry, including Martin Scorsese, Sean Connery, Robert Redford, Paul Newman, Robert DeNiro, Al Pacino, Bill Murray, Dustin Hoffman, Steven Spielberg, David Letterman, Meryl Streep, Barbra Streisand, Michael Crichton and Michael Jackson. In his journey from the mailroom to media mogul, Mr. Ovitz launched the most powerful agency in the world (to-date), sold three major Hollywood studios, executed all marketing and advertising for The Coca-Cola Company (including creating the Polar Bear Campaign) and was at the forefront of the digital revolution, making alliances with Intel Corporation and other early Silicon Valley companies. Mr. Ovitz also served as President of the Walt Disney Company, from October 1995 to January 1997. In 2010, Mr. Ovitz founded the venture capital fund Broad Beach Ventures LLC, a portfolio of over two hundred companies. He has been a senior advisor to Palantir Technologies for over 15 years and has invested in and advised companies from startups to black swans. He was instrumental in the creation of venture capital firm, Andreessen Horowitz, and frequently consults for many other firms. In 2018, Mr. Ovitz wrote and published his memoir Who Is Michael Ovitz?, which was on the long list for The Financial Times and McKinsey Business Book of the Year Award. Mr. Ovitz is a graduate of University of California, Los Angeles and helped rebuild the UCLA Medical Center in 1997, while serving as its Chairman for over a decade. Additionally, Mr. Ovitz previously served on the board of directors of PSTH. Mr. Ovitz presently is the Chairman of Treville Capital Group investing in all asset classes, with a primary focus on technology. Mr. Ovitz is also a notable art collector and currently serves on The Board of Trustees at The Museum of Modern Art in New York City.

Jacqueline D. Reses is the Chair, CEO, and Co-Founder of Lead, a chartered bank specializing in Banking-as-a-Service for fintech, consumer, e-commerce, and digital asset companies. Previously, she was Executive Chair of Square Financial Services, Head of Square Capital, and Head of the People Team at Block, Inc. (formerly Square, Inc.). Before that, she served as Chief Development Officer at Yahoo!, was a Partner at Apax Partners Worldwide, and spent seven years at Goldman Sachs in mergers & acquisitions and principal investing. Jacqueline has played a significant role in economic policy and corporate governance. She was Chairwoman of the Economic Advisory Council of the Federal Reserve Bank of San Francisco and currently serves on the boards of Affirm and Nubank, as well as the Board of Advisors for the Wharton School of the University of Pennsylvania. She earned a Bachelor of Science in Economics with honors from the Wharton School of the University of Pennsylvania. She is also the co-author of Self Made Boss (McGraw Hill), a guide for small businesses on launching, running, and scaling their ventures. Additionally, she holds multiple patents in payments, credit, and cryptocurrency.

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

Because our SPARs will not be listed on a national securities exchange, we will not be subject to the corporate governance requirements applicable to companies listed on the NYSE or NASDAQ. We intend to have our SPARs quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service, and will be subject to the corporate governance requirements of such service only during the SPAR Holder Election Period, which requirements will be less stringent than those of the NYSE or NASDAQ.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and governance committee. Although our SPARs will not be listed on the NYSE, we intend to comply with the corporate governance requirements under the NYSE listing rules, including with respect to director independence and committee composition. Subject to limited exceptions, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and governance committee of a listed company be comprised solely of independent directors.

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

Compensation Committee

We have established a compensation committee of the board of directors. Dr. Blouin, Ms. Judge and Ms. Rottenberg serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee that is composed entirely of independent directors. We have determined that Dr. Blouin, Ms. Judge and Ms. Rottenberg are independent directors. Ms. Rottenberg serves as Chair of the compensation committee.

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
•
reviewing and approving on an annual basis the compensation of all of our other executive officers;
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

The committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Governance Committee

We have established a nominating and governance committee composed entirely of independent directors. The members of our nominating and governance committee are Dr. Blouin, Ms. Judge and Ms. Rottenberg. Ms. Judge serves as Chair of the nominating and governance committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from the Company’s inception through December 31, 2025, there were no delinquent filers.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Conduct and Ethics as an exhibit to this Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov or on our website at https://pershingsquaresparcholdings.com. In addition, a copy of the Code of Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct and Ethics on the IR page of our website at https://pershingsquaresparcholdings.com.

Conflicts of Interest

Our affiliate, PSCM, manages or advises several funds and provides investment advisory and other services to Howard Hughes Holdings Inc. PSCM and its affiliates may, in the future, sponsor acquisition companies with whom we could potentially compete. PSCM and its affiliates may form and manage other investment vehicles investing in public or private companies at any time prior to the announcement of our business combination, including, but not limited to, private or public investment vehicles that may invest side-by-side with our company. In any of the foregoing circumstances, a conflict of interest may arise. To the extent any such conflicts arise, we cannot guarantee that they will be resolved in our favor.

However, except for the foregoing, we do not believe that PSCM and its affiliates’ activities present significant conflicts of interest with respect to our pursuit of an acquisition target, because we intend that our acquisition target will be a large capitalization, privately-owned company -- and the Pershing Square Funds are not permitted by their constituent documents to make investments in the equities of companies whose securities are not publicly traded (except that they may make investments in public companies that issue private securities) -- or all or a portion of large capitalization public company where no conflicts are present.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•
None of the members of our Management Team or Investment Team are required to commit his or her full time to our affairs. The members of our Investment Team are employed by PSCM. While the members of our Management Team intend to devote as much of their time as they deem necessary to our affairs, and while we believe the nine members of our Investment Team will be able to allocate their duties to us and to PSCM (including for this purpose, any special purpose acquisition companies sponsored by affiliates of PSCM) in a manner that allows them to provide us with the resources and support we require while also fulfilling their responsibilities to PSCM, such persons may have conflicts of interest in allocating his or her time among various business activities.
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

Item 11. Executive Compensation

Our independent directors receive cash compensation for their service as directors. Our advisory board members received Advisor Warrants, which will generally not be saleable or transferable until three years after the consummation of our business combination. In addition, the Advisor Warrants will be subject to repurchase by us in certain circumstances (and if we do not elect to make such repurchase, our Sponsor may repurchase the warrants) for $1,000,000 with respect to each advisory board member. Our independent directors may be reimbursed for reasonable out-of-pocket expenses in connection with their services in such capacity. Otherwise, there will be no finder’s fees, reimbursements, consulting fees, or cash or non-cash payments made to our Sponsor, directors, or officers, or their affiliates, for services rendered to us prior to or in connection with the completion of our business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of December 31, 2025, reflecting only the 422,533 Sponsor Shares held by our Sponsor, and on an adjusted basis. The post-distribution column shows the beneficial ownership of our Common Stock. The adjusted basis shows the beneficial ownership of our Common Stock if, immediately prior to the consummation of our business combination, all SPARs were exercised for Public Shares at the Minimum Exercise Price and the Committed Forward Purchase Shares had been issued. The table does not reflect the Additional Forward Purchase or Public Shares issuable upon the exercise of the Sponsor Warrants and Advisor Warrants, as such shares are not issuable within 60 days of the date of this Report.

We believe that all persons named in the tables have sole voting and investment power with respect to all Common Stock beneficially owned by them, except with respect to our Sponsor, the Pershing Square Funds, the Additional Forward Purchaser and Mr. Ackman, who have shared investment and voting power with respect to the securities they may be deemed to beneficially own.

The address of each of the persons below is 787 Eleventh Avenue, 9th Floor, New York, New York 10019.

	Current		As Adjusted		Post-Distribution
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock	Number of Shares Beneficially Owned(3)	Approximate Percentage of Outstanding Common Stock
Pershing Square SPARC Sponsor, LLC (our Sponsor)	422,533	100%	422,533	*	422,533	100%
Pershing Square Funds(4)	—	—	25,000,000	17.0%	—	—
William A. Ackman(5)	422,533	100%	25,422,533	17.3%	422,533	100%
Michael Gonnella	—	—	2,750	*	—	—
Ben Hakim	—	—	—	—	—	—
Jessica Falzone(6)	—	—	—	—	—	—
Jennifer Blouin	—	—	—	—	—	—
Kathryn Judge	—	—	—	—	—	—
Michael Ovitz	—	—	—	—	—	—
Jacqueline D. Reses	—	—	—	—	—	—
Linda Rottenberg	—	—	—	—	—	—
All directors, advisory board members and executive officers as a group (9 individuals)	422,533	100%	25,425,283	17.3%	422,533	100%

* Less than one percent.

(1)
Interests shown consist solely of shares of 422,533 Sponsor Shares. We expect that, prior to the exercise of the SPARs, no additional shares of Common Stock will be issued.
(2)
Reflects (i) 422,533 Sponsor Shares, (ii) 121,942,598 Public Shares issuable upon the exercise of all SPARs outstanding as of December 31, 2025, and (iii) 25,000,000 Committed Forward Purchase Shares.
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
(6)
Jessica Falzone became the Company's Corporate Secretary on January 6, 2025.

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

The Sponsor Warrants are exercisable, in the aggregate, for up to 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (including without limitation, Public Shares issued upon exercise of the SPARs, Public Shares issued pursuant to the Forward Purchase Agreements, Public Shares issued to the target business or its shareholders and Public Shares issuable upon the exercise of Sponsor and Advisor Warrants or the conversion or exercise of then-outstanding securities of the surviving corporation, whether or not convertible or exercisable at such time). We refer to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the business combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying

4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the business combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the business combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the business combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs that are issued and outstanding at December 31, 2025 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980). Because the Additional Forward Purchaser may exercise the Second Tranche Additional Forward Purchase at its election after the SPAR Holder Election Period as described above, the Additional Forward Purchaser (which, like our sponsor, is an affiliate of PSCM) has the ability to prevent the Proration Fraction being reduced to less than 1.0. In no event, however, will the Proration Fraction exceed 1.0; accordingly, under no circumstance will the Sponsor Warrants be exercisable, in the aggregate, for in excess of 4.95% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis (the “Proration”).

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

Advisor Warrants

On September 29, 2023, we issued the Advisor Warrants at no cost to our advisory board members. The Advisor Warrants are identical to the Sponsor Warrants (including with respect to the Proration), except that the Advisor Warrants (i) will be exercisable, in the aggregate, for up to approximately 0.124% of the Public Shares (previously 0.154% prior to our repurchase of Ms. Gersh's Advisor Warrants, as discussed below) that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis and (ii) will expressly provide that if the percentage of Public Shares into which the Sponsor Warrants are exercisable is reduced for any reason, the percentage of Public Shares into which the Advisor Warrants are exercisable will be reduced proportionally.

In addition, in the event an advisory board member resigns for any reason prior to our business combination and at a time when we are not subject to a letter of intent (or a Definitive Agreement) with respect to our business combination, we will be entitled, at our election, to repurchase in full such advisory board member’s Advisor Warrants.

The repurchase price in each case will be $1,000,000 with respect to each advisory board member. The repurchase right may be assigned or transferred to one of our affiliates and must be exercised, if at all, by the date that is the later of (i) the two-year anniversary of the date on which the SPARs were first distributed pursuant to the Registration Statement and (ii) 60 days after the effective date of such advisory board member’s resignation. In the event we (or an affiliate) do not exercise the repurchase right by such time, the resigning advisory board member will retain the Advisor Warrants. If we exercise our repurchase right, upon payment of the repurchase price, the Advisor Warrants held by the resigning advisory board member will be cancelled from the warrant registry and will no longer be outstanding. If we assign or transfer that repurchase right to an affiliate, upon payment of the repurchase price, such assignee or transferee will become the registered holder on the warrant registry.

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

On December 10, 2025, Ms. Gersh resigned as an advisory board member. On January 6, 2026, the Company agreed to exercise its repurchase right with respect to Ms. Gersh’s warrants. On January 7, 2026, we repurchased the Advisor Warrants and paid the repurchase price of $1,000,000 to Ms. Gersh and thereafter such warrants were cancelled and removed from the warrant registry. As a result of our repurchase and the subsequent warrant cancellation, the remaining Advisor Warrants are exercisable, in the aggregate, for up to approximately 0.124% of the Public Shares that are outstanding as of the time immediately following the consummation of our business combination, on a fully diluted basis.

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

Director's Compensation and Expenses of Advisors, Directors and Management Team

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

Related Person Transactions Policy

Our Board of Directors has adopted a written related person transactions policy pursuant to which the audit committee has the primary responsibility for reviewing or ratifying related person transactions. A related person includes our directors, executive officers, beneficial owners of more than 5% of our voting securities, or any member of the immediate family of the foregoing persons. A related person transaction is a current or proposed transaction, arrangement or relationship in which the Company was, is or will be a participant and the amount involved exceeds or is expected to exceed $120,000 in any fiscal year and in which any related person has, had or will have a direct or indirect material interest.

In determining whether to approve a related person transaction, the audit committee will consider various factors, including whether the terms of the transaction are fair to the Company and no less favorable to the Company than those available to an unaffiliated third party under similar circumstances, there are business reasons for the
Company to enter into the transaction, the transaction would impair the independence of an outside director, or the transaction would present an improper conflict of interest for any director or executive officer of the Company.

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

Item 14. Principal Accounting Fees and Services

Fees

The following table summarizes the aggregate fees billed for professional services provided to us by KPMG LLP (“KPMG”) for the years ended December 31, 2025 and December 31, 2024:

Fee Category	For the Year ended December 31, 2025	For the Year ended December 31, 2024
Audit Fees (1)	$331,000	$317,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	7,140	7,000
Total Fees	$338,140	$324,000

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements as well as review of our interim financial statements (included in our quarterly reports on Form 10-Q and our Registration Statement) and other services that an independent registered public accounting firm would customarily provide in connection with regulatory and other required filings submitted to the SEC.
(2)
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of Report:
(1)
Financial Statements.
(b)
Financial Statement Schedules: All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
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

10.13	Sponsor Warrant Purchase Agreement between the Company and Pershing Square SPARC Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s S-1/A filed August 18, 2023)
10.14

Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Michael Ovitz (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.15

Advisor Warrant Issuance Agreement, dated as of September 29, 2023, between the Company and Jacqueline Reses (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on September 29, 2023)

10.16

Indemnity Agreement, dated as of January 17, 2025, between the Company and Jessica Falzone (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 10-K filed on March 18, 2025)

10.17*	Advisor Warrant Repurchase Agreement, dated as of January 7, 2026, between the Company and Lisa Gersh

14.1	Code of Conduct and Ethics, effective as of September 29, 2023 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on September 29, 2023)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 18, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

Item 16. Form 10-K Summary

None.

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

Name	Position	Date

/s/ William A. Ackman	Chief Executive Officer, Chairman of the Board of
William A. Ackman	Directors (Principal Executive Officer)	March 23, 2026

/s/ Michael Gonnella	Chief Financial Officer
Michael Gonnella	(Principal Financial Officer and Principal Accounting Officer)	March 23, 2026

/s/ Jennifer Blouin	Director
Jennifer Blouin		March 23, 2026

/s/ Kathryn Judge	Director
Kathryn Judge		March 23, 2026

/s/ Linda Rottenberg	Director
Linda Rottenberg		March 23, 2026

PERSHING SQUARE SPARC HOLDINGS, LTD.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Pershing Square SPARC Holdings, Ltd.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pershing Square SPARC Holdings, Ltd. (the Company) as of December 31, 2025 and 2024, the related statements of operations, changes in stockholders’ equity/(deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 23, 2026

PERSHING SQUARE SPARC HOLDINGS, LTD.
BALANCE SHEETS

	As of December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$20,080,652	$23,070,496
Prepaid expenses	14,700	13,364
Total Current Assets	20,095,352	23,083,860
Cash held in segregated account	5,001,000	5,001,000
Total Assets	$25,096,352	$28,084,860

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$269,096	$357,338
Directors compensation payable	225,000	225,000
Total Current Liabilities	494,096	582,338

Advisor Warrants liability	3,000,000	3,000,000
Sponsor Warrants liability	41,279,681	39,759,315
Total Liabilities	44,773,777	43,341,653

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at December 31, 2025 and December 31, 2024	42	42
Additional paid-in capital	4,225,288	4,225,288
Accumulated deficit	(23,902,755)	(19,482,123)
Total Stockholders’ Equity/(Deficit)	(19,677,425)	(15,256,793)
Total Liabilities And Stockholders’ Equity/(Deficit)	$25,096,352	$28,084,860

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024	2023
Interest income	$—	$—	$2
Legal fees	(1,366,667)	(202,950)	(3,358,073)
Compensation expense	(900,000)	(900,000)	(3,225,000)
Accounting and tax expense	(338,140)	(324,000)	(684,000)
Franchise tax expense	(200,050)	(200,050)	(54,898)
Printing fees	(36,860)	(41,637)	(383,804)
Other expenses	(31,391)	(31,209)	(390,622)
Research expense	(27,158)	(26,578)	(21,813)
Consulting fees	—	—	(1,060,025)
Income/(Loss) from operations	(2,900,266)	(1,726,424)	(9,178,233)

Change in fair value of Sponsor Warrants liability	(1,520,366)	(2,465,281)	(1,401,554)
Other income/(loss)	(1,520,366)	(2,465,281)	(1,401,554)

Net loss	$(4,420,632)	$(4,191,705)	$(10,579,787)

Weighted average shares outstanding, basic and diluted	422,533	422,533	415,917
Basic and diluted net loss per share	$(10.46)	$(9.92)	$(25.44)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity/(Deficit)
Balance – December 31, 2022	399,965	$40	$3,999,610	$(4,710,631)	$(710,981)
Issuance of Common Stock to Sponsor	22,568	2	225,678	—	225,680
Net loss	—	—	—	(10,579,787)	(10,579,787)
Balance – December 31, 2023	422,533	42	4,225,288	(15,290,418)	(11,065,088)
Net loss	—	—	—	(4,191,705)	(4,191,705)
Balance – December 31, 2024	422,533	42	4,225,288	(19,482,123)	(15,256,793)
Net loss	—	—	—	(4,420,632)	(4,420,632)
Balance – December 31, 2025	422,533	$42	$4,225,288	$(23,902,755)	$(19,677,425)

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(4,420,632)	$(4,191,705)	$(10,579,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense from Advisor Warrants	—	—	3,000,000
Change in fair value of Sponsor Warrants liability	1,520,366	2,465,281	1,401,554
(Increase)/decrease in operating assets:
Prepaid expenses	(1,336)	(37)	37
Other receivables	—	—	271
Increase/(decrease) in operating liabilities:
Accrued expenses	(88,242)	(195,692)	(181,473)
Directors compensation payable	—	—	225,000
Net cash used in operating activities	(2,989,844)	(1,922,153)	(6,134,398)

Cash flows from financing activities:
Proceeds from sales of Common Stock to Sponsor	—	—	225,680
Proceeds from sale of Sponsor Warrants to Sponsor	—	—	35,892,480
Net cash provided by financing activities	—	—	36,118,160

Net change in cash and cash equivalents and cash held in segregated account	(2,989,844)	(1,922,153)	29,983,762
Cash and cash equivalents and cash held in segregated account—beginning of year	28,071,496	29,993,649	9,887
Cash and cash equivalents and cash held in segregated account—end of year	$25,081,652	$28,071,496	$29,993,649

The accompanying notes are an integral part of the financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1—Description of Organization and Business Operations

Organization and General

Pershing Square SPARC Holdings, Ltd. (the “Company”) was incorporated on November 3, 2021 in the State of Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other business combination transaction with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an “emerging growth company” (as defined in Note 2) and, as such, the Company is subject to all of the risks associated with emerging growth companies.

The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). The Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding as of December 31, 2025. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

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

Board of Directors, Committees of the Board & Advisory Board

The Company’s board of directors (the “Board”) is comprised of Mr. William A. Ackman, Dr. Jennifer Blouin, Ms. Kathryn Judge and Ms. Linda Rottenberg. All directors other than Mr. Ackman are independent. Mr. Ackman is the Chairman of the Board and Chief Executive Officer. The Board established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The committees are comprised solely of the independent directors of the Company. The Board also established an Advisory Board, which is currently comprised of Mr. Michael Ovitz and Ms. Jacqueline Dawn Reses. On December 10, 2025, Ms. Lisa Gersh resigned as a member of the Advisory Board of the Company.

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

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of December 31, 2025 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of the Company's common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, are being used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

Segregated Account

Of the total proceeds from the sale of the Sponsor Shares and Sponsor Warrants, $5,001,000 was deposited in a segregated account (the “Segregated Account”) to be held as cash and will not be released until the earlier of the Closing or the Company’s liquidation. The remainder of the proceeds were placed in the Company’s operating account and held as unrestricted cash to pay for ongoing expenses (such as business, legal, accounting, due diligence costs related to prospective acquisitions and continuing general and administrative expenses).

Custodial Account

The funds received in connection with the submission of Elections will be held in the Custodial Account and will be held in cash or, at the election of the Company, invested solely in U.S. Treasury obligations (which are United States “government securities” within the meaning of Section 2 (a) (16) of the Investment Company Act) having a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 (the “Investment Company Act”), as amended. The Company expects to make and announce the decision to hold the funds in cash, or such U.S. Treasury obligations or money market funds, in the Business Combination Registration Statement, based on market, legal and other factors at such time, including (i) the relative interest rates for cash accounts and such other instruments, (ii) then-existing market practice and legal and regulatory considerations with respect to custodial accounts for SPACs and other similar vehicles (including whether holding the funds in such U.S. Treasury obligations or money market funds would require the Company to register as an investment company under the Investment Company Act), (iii) the willingness of banks and other depositary institutions to hold large sums in cash in light of their regulatory and business requirements and (iv) the Company’s assessment of the credit profile of any such bank or other depositary institution willing to hold a cash account.

The proceeds from the submission of SPAR exercise payments will remain in the Custodial Account (and will not be released) until the consummation of the Business Combination for use in connection therewith or the liquidation of the Company due to the failure to consummate a Business Combination during the Closing Period (which is extendable by 10 months from the start of the SPAR Holder Election Period) (an “Early Termination”) in which event the funds held in the Custodial Account are to be returned, inclusive of interest (if any), to electing holders of the SPARs in proportion to the aggregate exercise price paid by each such holder. In no event will funds be held in the Custodial Account for longer than 10 months from the start of the SPAR Holder Election Period, which is the maximum amount of time funds may be held in the Custodial Account, and at which time the Company will be required to liquidate if the Closing has not yet occurred.

In connection with the consummation of the Business Combination, all amounts held in the Custodial Account will be released to the Company. The Company will use these funds to pay all or a portion of the consideration payable to the target or owners of the target of the Business Combination and to pay other expenses associated with the Business Combination. If the Business Combination is paid for using equity or debt instruments, or not all of the funds released from the Custodial Account are used for payment of the consideration in connection with the Business Combination, the Company may apply the balance of the cash released to the Company from the Custodial Account for general corporate purposes, including maintenance or expansion of operations of post-combination businesses, the payment of principal or interest due on indebtedness incurred in completing the Business Combination, to fund the purchase of other companies or make other investments or for working capital. The proceeds deposited in the Custodial Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of holders of the Public Shares.

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

The Company will comply with applicable requirements under Delaware law and, if and as applicable, the rules of the OTCQX marketplace of the OTC Markets Group Inc. The Company will obtain any required stockholder approvals following the effectiveness of the Business Combination Registration Statement, at which time the Sponsor, as owner of the Sponsor Shares, will be the Company’s sole stockholder. Accordingly, the holders of SPARs will not have the opportunity to vote in favor of or against the proposed Business Combination or on any other matter submitted to a vote of stockholders. If the holders of the SPARs disapprove of the proposed transaction, their recourse will be limited to selling or choosing not to exercise their SPARs.

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

Prior to the Company’s dissolution, if such event occurs, funds held in the Custodial Account will be returned to all electing SPAR holders who have submitted payment on a pro-rata basis. All costs and expenses associated with implementing the Company’s plan of dissolution, as well as payments to any creditors, will be funded from the Company’s remaining assets, which may not be sufficient for such purpose. Holders of SPARs will have no rights to the assets nor any obligations in respect of the liabilities of the Company in the event of dissolution or bankruptcy.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025, the Company’s cash and cash equivalents balance was $25,081,652 (December 31, 2024: $28,071,496) comprised of $20,080,652 (December 31, 2024: $23,070,496) of cash in the Company’s operating account and $5,001,000 (December 31, 2024: $5,001,000) of cash in the Segregated Account.

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

Net Income/(Loss) per Share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of Common Stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of Common Stock to settle the SPARs, the Forward Purchase Agreements, the Sponsor Warrants and the Advisor Warrants, as calculated using the treasury stock method.

As of December 31, 2025, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of December 31, 2025, and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per share for the periods presented. As a result, diluted net loss per share is the same as basic income/(loss) per share for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company files U.S. federal tax returns and the statute of limitations on the Company’s U.S. federal tax returns generally remains open for a period of three years after they are filed. Such open tax years remain subject to examination and adjustment by tax authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. As of December 31, 2025, the Company recorded a full valuation allowance against the deferred tax assets.

For the years ended December 31, 2025 and December 31, 2024, the effective tax rate was 0%. The effective tax rate differs from the statutory rate due to non-deductible fair value adjustments of warrants and the change in valuation allowance for start-up costs and net operating losses.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 as of December 31, 2025 and retrospectively for all periods presented, and concluded that the application of this guidance did not have any material impact on its financial statements. Refer to Note 7 for further details.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have been or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of December 31, 2025 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

Proposed SPAR Trading Rule by NYSE

During 2024, the New York Stock Exchange (“NYSE”) had been developing a rule change to the NYSE Listed Company Manual, Section 703.12 Listing Standards for Warrants and Rights. The effect of this rule change, had it been implemented, would have permitted SPAR trading during the SPAR Holder Election Period to occur on the NYSE (rather than over-the-counter or “pink sheet” markets). On August 19, 2024, the SEC instituted proceedings to determine whether to approve or disapprove the proposed rule change. On December 17, 2024, the NYSE withdrew its proposed rule change after discussions with the SEC. On February 4, 2026, the NYSE resubmitted the proposed rule change to the SEC. The Company is monitoring the developments closely, but no assurance can be given that the proposed rule change will be approved by the SEC and successfully implemented by the NYSE. If the proposed rule change is not implemented, we anticipate that SPARs during the SPAR Holder Election Period would be quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service.

Note 4—Related Party Transactions

Sponsor Shares

Since the Company’s inception through December 31, 2025, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of December 31, 2025 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980).

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

In addition, in the event an advisory board member resigns for any reason prior to the Business Combination and at a time when the Company is not subject to a letter of intent (or a Definitive Agreement) with respect to its Business Combination, the Company or the Sponsor will be entitled, at its election, to repurchase in full such advisory board member’s Advisor Warrants. The repurchase price in each case will be $1,000,000 with respect to each advisory board member. The repurchase right may be assigned or transferred to one of the Company’s affiliates and must be exercised, if at all, by the date that is the later of (i) the two-year anniversary of the date on which the SPARs were first distributed pursuant to the Prospectus and (ii) 60 days after the effective date of such advisory board member’s resignation. In the event the Company (or an affiliate) does not exercise the repurchase right by such time, the resigning advisory board member will retain the Advisor Warrants. If the Company exercises its repurchase right, upon payment of the repurchase price, the Advisor Warrants held by the resigning advisory board member will be cancelled from the warrant registry and will no longer be outstanding. If the Company assigns or transfers that repurchase right to an affiliate, upon payment of the repurchase price, such assignee or transferee will become the registered holder on the warrant registry.

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

On January 7, 2026, the Advisor Warrants liability was reduced to $2,000,000 in connection with Ms. Gersh’s resignation and the Company’s exercise of its repurchase right. See Note 9 for further details.

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

Directors’ Compensation

Immediately after the effectiveness of the Registration, the Company appointed three independent directors to the Board. The independent directors receive annual compensation of $275,000 for their service as an independent director, and an additional $25,000 in connection with their service as a committee chair, payable quarterly. Their annual compensation is recorded under compensation expense in the statements of operations and is reviewed by the Company’s compensation committee on an annual basis. Mr. Ackman does not receive any compensation from the Company in either his capacity as a director or as an officer.

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

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of December 31, 2025 and December 31, 2024, there were 422,533 shares of Common Stock issued and outstanding, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At December 31, 2025 and December 31, 2024, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of December 31, 2025 and December 31, 2024, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

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

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy.

		As of December 31,
Description	Level	2025	2024
Liabilities:
Sponsor Warrants	3	$41,279,681	$39,759,315
SPARs	3	—	—
Forward Purchase Agreements	3	—	—

Level 3 Transfers

There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the reporting date.

	Sponsor Warrants	SPARs	Forward Purchase Agreements
Fair Value at December 31, 2023	$37,294,034	$—	$—
Change in Fair Value	2,465,281	—	—
Fair Value at December 31, 2024	39,759,315	—	—
Change in Fair Value	1,520,366	—	—
Fair Value at December 31, 2025	$41,279,681	$—	$—

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At December 31, 2025 and December 31, 2024, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

The SPARs and Forward Purchase Agreements were accounted for as liabilities, and their fair values were determined based on a number of factors embedded in the instruments, mainly that no active trading market exists for either instrument and it is likely that the Final Exercise Price of the SPARs will be set at a price that equates to its fair value. As a result, the fair values of the SPARs and Forward Purchase Agreements liabilities will likely remain unchanged until the SPARs are quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service beginning at the SPAR Holder Election Period. The Company continues to re-evaluate its assumptions and significant estimates on these financial instruments at each reporting period when the financial statements are prepared. Existing circumstances and assumptions about future developments may change due to market changes or as the Company approaches a Definitive Agreement towards a Business Combination.

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability are listed below.

	As of December 31,
Sponsor Warrants	2025	2024
Volatility	25%	25%
Probability of Not Completing a Deal	30%	30%
Expected Time to Complete a Deal (in years)	3.9	4.4
Probability of Warrant Renegotiation	30%	30%
Estimated Target Equity Value	$4.5 billion	$4.5 billion

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

Note 7—Income Taxes

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss	$96,234	$54,224
Operating costs	3,792,032	3,224,986
Total deferred tax assets	3,888,266	3,279,210
Valuation allowance	(3,888,266)	(3,279,210)
Net deferred tax asset, net of allowance	$—	$—

The Company’s income tax provision consists of the following:

	Years ended December 31,
	2025	2024	2023
Current
Federal	$—	$—	$—
State	—	—	—
Deferred
Federal	(609,056)	(362,548)	(1,927,430)
State	—	—	—
Change in valuation allowance	609,056	362,548	1,927,430
Income tax provision	$—	$—	$—

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2025 and December 31, 2024, the valuation allowance was $3,888,266 and $3,279,210, respectively.

As discussed in Note 2, the Company adopted ASU 2023-09 as of December 31, 2025 and retrospectively for all periods presented. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 is as follows:

	Years ended December 31,
	2025		2024		2023
Income tax/(benefit) computed at the federal statutory rate	$(928,333)	21.0%	$(880,257)	21.0%	$(2,221,756)	21.0%
Change in fair value of Sponsor Warrants liability	319,277	(7.2)	517,709	(12.4)	294,326	(2.8)
Change in valuation allowance	609,056	(13.8)	362,548	(8.6)	1,927,430	(18.2)
Income tax provision	$—	—%	$—	—%	$—	—%

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

The CODM considers the Company’s net income/(loss), expenses and the components of total assets to assess the segment’s performance and makes resource allocation decisions for the Company’s single segment which is consistent with that presented within these financial statements. As the Company’s operations are comprised of a single reporting segment, the Company’s segment assets are reflected on the accompanying Balance Sheets as “Total Assets” and its significant segment expenses and net loss are listed on the accompanying Statements of Operations.

Note 9—Subsequent Events

On January 6, 2026, the Company agreed to exercise its repurchase right with respect to Ms. Gersh’s Advisor Warrants upon her resignation, as discussed in Note 1. On January 7, 2026, the Company repurchased the Advisor Warrants and paid the repurchase price of $1,000,000 to Ms. Gersh, and thereafter such warrants were cancelled and removed from the warrant registry. As a result of the Company’s repurchase and the subsequent cancellation, the remaining Advisor Warrants are exercisable, in the aggregate, for up to approximately 0.124% of the Public Shares (previously 0.154%) that are outstanding as of the time immediately following the consummation of the Business Combination, on a fully diluted basis.

The Company evaluated all subsequent events and transactions that occurred after the December 31, 2025 balance sheet date up to the date that the financial statements were issued. Based upon this evaluation, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.