Form 10-Q
period 2026-03-31
Pershing Square SPARC Holdings, Ltd./DE
filed 2026-05-11
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 11, 2026, there were 422,533 shares of common stock, par value $0.0001, of Pershing Square SPARC Holdings, Ltd. issued and outstanding.

PERSHING SQUARE SPARC HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

-i-

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSHING SQUARE SPARC HOLDINGS, LTD.

Balance SheetS

	As of
	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$18,735,035	$20,080,652
Prepaid expenses	41,217	14,700
Total Current Assets	18,776,252	20,095,352
Cash held in segregated account	5,001,000	5,001,000
Total Assets	$23,777,252	$25,096,352

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$619,485	$269,096
Directors compensation payable	225,000	225,000
Total Current Liabilities	844,485	494,096

Advisor Warrants liability	2,000,000	3,000,000
Sponsor Warrants liability	41,272,825	41,279,681
Total Liabilities	44,117,310	44,773,777

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at March 31, 2026 and December 31, 2025	42	42
Additional paid-in capital	4,225,288	4,225,288
Accumulated deficit	(24,565,388)	(23,902,755)
Total Stockholders’ Equity/(Deficit)	(20,340,058)	(19,677,425)
Total Liabilities And Stockholders’ Equity/(Deficit)	$23,777,252	$25,096,352

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Operations

	For the three months ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Legal fees	$(270,418)	$(53,454)
Compensation expense	(225,000)	(225,000)
Accounting and tax expense	(94,118)	(89,485)
Franchise tax expense	(50,012)	(50,000)
Other expenses	(13,795)	(10,199)
Printing fees	(9,097)	(9,255)
Research expense	(7,049)	(5,369)
Income/(Loss) from operations	(669,489)	(442,762)

Change in fair value of Sponsor Warrants liability	6,856	30,595
Other income/(loss)	6,856	30,595

Net loss	$(662,633)	$(412,167)
Weighted average shares outstanding, basic and diluted	422,533	422,533
Basic and diluted net loss per share	$(1.57)	$(0.98)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2024 (Audited)	422,533	$42	$4,225,288	$(19,482,123)	$(15,256,793)
Net loss	—	—	—	(412,167)	(412,167)
Balance – March 31, 2025 (Unaudited)	422,533	$42	$4,225,288	$(19,894,290)	$(15,668,960)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2025 (Audited)	422,533	$42	$4,225,288	$(23,902,755)	$(19,677,425)
Net loss	—	—	—	(662,633)	(662,633)
Balance – March 31, 2026 (Unaudited)	422,533	$42	$4,225,288	$(24,565,388)	$(20,340,058)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Cash Flows

	For the three months ended
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)
Cash flows from operating activities:
Net loss	$(662,633)	$(412,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Sponsor Warrants liability	(6,856)	(30,595)
(Increase)/decrease in operating assets:
Prepaid expenses	(26,517)	(26,871)
Increase/(decrease) in operating liabilities:
Accrued expenses	350,389	(22,517)
Advisor Warrants liability	(1,000,000)	—
Net cash used in operating activities	(1,345,617)	(492,150)

Net change in cash and cash equivalents and cash held in segregated account	(1,345,617)	(492,150)
Cash and cash equivalents and cash held in segregated account —beginning of period	25,081,652	28,071,496
Cash and cash equivalents and cash held in segregated account —end of period	$23,736,035	$27,579,346

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). The Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding as of March 31, 2026. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

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

Board of Directors, Committees of the Board & Advisory Board

The Company’s board of directors (the “Board”) is comprised of Mr. William A. Ackman, Dr. Jennifer Blouin, Ms. Kathryn Judge and Ms. Linda Rottenberg. All directors other than Mr. Ackman are independent. Mr. Ackman is the Chairman of the Board and Chief Executive Officer. The Board established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The committees are comprised solely of the independent directors of the Company. The Board also established an Advisory Board which is comprised of Mr. Michael Ovitz and Ms. Jacqueline Dawn Reses.

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

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of March 31, 2026 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of the Company’s common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, are being used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC. The financial information provided is unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments, including normal recurring items, considered necessary for a fair presentation of the Company’s financial position, operating results and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year period or for any future periods and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 23, 2026, which contains the audited financial statements and notes thereto.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2026, the Company’s cash and cash equivalents balance was $23,736,035 (December 31, 2025: $25,081,652) comprised of $18,735,035 (December 31, 2025: $20,080,652) of cash in the Company’s operating account and $5,001,000 (December 31, 2025: $5,001,000) of cash in the Segregated Account.

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

As of March 31, 2026, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of March 31, 2026, and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per share for the periods presented. As a result, diluted net loss per share is the same as basic income/(loss) per share for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company files U.S. federal tax returns and the statute of limitations on the Company’s U.S. federal tax returns generally remains open for a period of three years after they are filed. Such open tax years remain subject to examination and adjustment by tax authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. As of March 31, 2026, the Company recorded a full valuation allowance against the deferred tax assets.

For the three months ended March 31, 2026, the effective tax rate was 0%. The effective tax rate differs from the statutory rate due to non-deductible fair value adjustments of warrants and the change in valuation allowance for start-up costs and net operating losses.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have been or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of March 31, 2026 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

Proposed SPAR Trading Rule by NYSE

During 2024, the New York Stock Exchange (“NYSE”) had been developing a rule change to the NYSE Listed Company Manual, Section 703.12 Listing Standards for Warrants and Rights. The effect of this rule change, had it been implemented, would have permitted SPAR trading during the SPAR Holder Election Period to occur on the NYSE (rather than over-the-counter or “pink sheet” markets). On August 19, 2024, the SEC instituted proceedings to determine whether to approve or disapprove the proposed rule change. On December 17, 2024, the NYSE withdrew its proposed rule change after discussions with the SEC. On February 4, 2026, the NYSE resubmitted the proposed rule change to the SEC. The Company is monitoring the developments closely, but no assurance can be given that the proposed rule change will be approved by the SEC and successfully implemented by the NYSE. If the proposed rule change is not implemented, the Company anticipates that SPARs during the SPAR Holder Election Period would be quoted on the OTCQX marketplace of the OTC Markets Group Inc. or other quotation service.

Note 4—Related Party Transactions

Sponsor Shares

Since the Company’s inception through March 31, 2026, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of March 31, 2026 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980).

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

On December 10, 2025, Ms. Lisa Gersh resigned as an advisory board member. On January 6, 2026, the Company agreed to exercise its repurchase right with respect to Ms. Gersh’s Advisor Warrants upon her resignation. On January 7, 2026, the Company repurchased the Advisor Warrants and paid the repurchase price of $1,000,000 to Ms. Gersh, and thereafter such warrants were cancelled and removed from the warrant registry. As a result of the Company’s repurchase and the subsequent warrant cancellation, the Advisor Warrants liability was reduced to $2,000,000, as presented on the balance sheets, and the remaining Advisor Warrants are exercisable, in the aggregate, for up to approximately 0.124% of the Public Shares (previously 0.154%) that are outstanding as of the time immediately following the consummation of the Business Combination, on a fully diluted basis.

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

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 422,533 shares of Common Stock issued and outstanding, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At March 31, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

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

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy.

Description	Level	As of March 31, 2026	As of December 31, 2025
Liabilities:
Sponsor Warrants	3	$41,272,825	$41,279,681
SPARs	3	—	—
Forward Purchase Agreements	3	—	—

Level 3 Transfers

There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments for the three months ended March 31, 2026. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the reporting date.

	Sponsor Warrants	SPARs	Forward Purchase Agreements
Fair Value at December 31, 2025	$41,279,681	$—	$—
Change in Fair Value	(6,856)	—	—
Fair Value at March 31, 2026	$41,272,825	$—	$—

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At March 31, 2026 and December 31, 2025, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

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

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability are listed below.

Sponsor Warrants	As of March 31, 2026	As of December 31, 2025
Volatility	25%	25%
Probability of Not Completing a Deal	30%	30%
Expected Time to Complete a Deal (in years)	3.8	3.9
Probability of Warrant Renegotiation	30%	30%
Estimated Target Equity Value	$4.5 billion	$4.5 billion

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

Note 8—Subsequent Events

On April 7, 2026, PSCM announced that it had submitted a proposal to the board of directors of Universal Music Group N.V. (“UMG”) concerning a business combination transaction in which UMG would merge with the Company, with the newly merged company becoming a Nevada corporation listed on the NYSE. The proposal contemplates that the Pershing Square Funds (as non-managing members of the Sponsor) would waive their Sponsor Warrants in the Company in connection with the transaction. As of the date of these unaudited financial statements, there is no assurance that the proposal will be accepted by UMG or result in the transaction PSCM proposed or any other transaction.

The Company evaluated all other subsequent events and transactions that occurred after the March 31, 2026 balance sheet date up to the date that the unaudited financial statements were issued. Based upon this evaluation, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, and including but not limited to statements regarding the Company or the Company’s management team’s expectations, hopes, beliefs, intentions or strategies regarding events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Information concerning these and other factors can be found under Part I. Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as updated by the Company’s periodic filings with the SEC. In light of the significant uncertainties in forward-looking statements, you should not regard such statements as a representation or warranty that the Company will achieve its objectives and plans in any specified timeframe, or at all, and you should not place undue reliance on any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities law.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. As described in Note 8 to the unaudited financial statements included elsewhere in this Quarterly Report, on April 7, 2026, Pershing Square Capital Management, L.P. announced that it had submitted a proposal to the board of directors of Universal Music Group N.V. (“UMG”) concerning a business combination transaction in which UMG would merge with the Company, with the newly merged company becoming a Nevada corporation listed on the NYSE. We cannot assure you that our plans to raise capital, including through the exercise of our SPARs and the sale of Forward Purchase Shares, or to complete our Business Combination will be successful.

Results of Operations

All activities since the Company’s inception through March 31, 2026 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $662,633, which consisted of (i) non-cash gain related to change in the fair value of the Sponsor Warrants liability of $6,856, (ii) directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $444,489. For the three months ended March 31, 2025, we had a net loss of $412,167, which consisted of (i) non-cash gain related to change in the fair value of the Sponsor Warrants liability of $30,595 (ii) directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $217,762.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sales of $4,225,330 Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in private placements. As of March 31, 2026 and December 31, 2025, we had a cash balance of $18,735,035 and $20,080,652 in the operating account, respectively, and $5,001,000 in the Segregated Account. We will hold these funds in cash.

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

Contractual Obligations

We did not have any long-term debt, capital lease obligations or operating lease obligations as of March 31, 2026 and December 31, 2025.

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

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2026, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our Business Combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”) filed with the SEC on March 23, 2026. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K.

You should carefully consider that such factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also materially and adversely affect our business, financial condition and/or results of operations.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2026	Pershing Square SPARC Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: May 11, 2026	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer