Form 10-Q
period 2026-06-30
Pershing Square SPARC Holdings, Ltd./DE
filed 2026-07-31
CIK 1895582

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of July 31, 2026, there were 422,533 shares of common stock, par value $0.0001, of Pershing Square SPARC Holdings, Ltd. issued and outstanding.

PERSHING SQUARE SPARC HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

-i-

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

PERSHING SQUARE SPARC HOLDINGS, LTD.

Balance SheetS

	As of
	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$18,130,336	$20,080,652
Prepaid expenses	24,516	14,700
Total Current Assets	18,154,852	20,095,352
Cash held in segregated account	5,001,000	5,001,000
Total Assets	$23,155,852	$25,096,352

Liabilities And Stockholders’ Equity/(Deficit)
Current Liabilities:
Accrued expenses	$3,965,897	$269,096
Directors compensation payable	225,000	225,000
Total Current Liabilities	4,190,897	494,096

Advisor Warrants liability	2,000,000	3,000,000
Sponsor Warrants liability	41,058,934	41,279,681
Total Liabilities	47,249,831	44,773,777

Stockholders’ Equity/(Deficit)
Common Stock, $0.0001 par value; 3,000,000,000 shares authorized and 422,533 issued and outstanding at June 30, 2026 and December 31, 2025	42	42
Additional paid-in capital	4,225,288	4,225,288
Accumulated deficit	(28,319,309)	(23,902,755)
Total Stockholders’ Equity/(Deficit)	(24,093,979)	(19,677,425)
Total Liabilities And Stockholders’ Equity/(Deficit)	$23,155,852	$25,096,352

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Operations

	For the three months ended		For the six months ended
	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)
Legal fees	$(3,555,759)	$(35,450)	$(3,826,177)	$(88,904)
Compensation expense	(225,000)	(225,000)	(450,000)	(450,000)
Accounting and tax expense	(95,493)	(92,568)	(189,611)	(182,053)
Franchise tax expense	(50,013)	(50,000)	(100,025)	(100,000)
Other expenses	(17,827)	(5,906)	(31,622)	(16,105)
Printing fees	(16,698)	(9,135)	(25,795)	(18,390)
Research expense	(7,022)	(6,479)	(14,071)	(11,848)
Income/(Loss) from operations	(3,967,812)	(424,538)	(4,637,301)	(867,300)

Change in fair value of Sponsor Warrants liability	213,891	(1,145,405)	220,747	(1,114,810)
Other income/(loss)	213,891	(1,145,405)	220,747	(1,114,810)

Net loss	$(3,753,921)	$(1,569,943)	$(4,416,554)	$(1,982,110)
Weighted average shares outstanding, basic and diluted	422,533	422,533	422,533	422,533
Basic and diluted net loss per share	$(8.88)	$(3.72)	$(10.45)	$(4.69)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2024 (Audited)	422,533	$42	$4,225,288	$(19,482,123)	$(15,256,793)
Net loss	—	—	—	(412,167)	(412,167)
Balance – March 31, 2025 (Unaudited)	422,533	$42	$4,225,288	$(19,894,290)	$(15,668,960)
Net loss	—	—	—	(1,569,943)	(1,569,943)
Balance – June 30, 2025 (Unaudited)	422,533	$42	$4,225,288	$(21,464,233)	$(17,238,903)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
Balance – December 31, 2025 (Audited)	422,533	$42	$4,225,288	$(23,902,755)	$(19,677,425)
Net loss	—	—	—	(662,633)	(662,633)
Balance – March 31, 2026 (Unaudited)	422,533	$42	$4,225,288	$(24,565,388)	$(20,340,058)
Net loss	—	—	—	(3,753,921)	(3,753,921)
Balance – June 30, 2026 (Unaudited)	422,533	$42	$4,225,288	$(28,319,309)	$(24,093,979)

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

StatementS of Cash Flows

	For the six months ended
	June 30, 2026 (Unaudited)	June 30, 2025 (Unaudited)
Cash flows from operating activities:
Net loss	$(4,416,554)	$(1,982,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Sponsor Warrants liability	(220,747)	1,114,810
(Increase)/decrease in operating assets:
Prepaid expenses	(9,816)	(10,774)
Increase/(decrease) in operating liabilities:
Accrued expenses	3,696,801	(103,814)
Advisor Warrants liability	(1,000,000)	—
Net cash used in operating activities	(1,950,316)	(981,888)

Net change in cash and cash equivalents and cash held in segregated account	(1,950,316)	(981,888)
Cash and cash equivalents and cash held in segregated account —beginning of period	25,081,652	28,071,496
Cash and cash equivalents and cash held in segregated account —end of period	$23,131,336	$27,089,608

The accompanying notes are an integral part of the unaudited financial statements.

PERSHING SQUARE SPARC HOLDINGS, LTD.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company’s registration statement (the “Prospectus”) for the distribution of up to 61,111,111 subscription warrants (the “SPARs”), each exercisable for two Public Shares (defined below) at a minimum exercise price of $10.00 per share, was declared effective by the Securities and Exchange Commission (“SEC”) on September 29, 2023 (the “Registration”) and the distribution was effective as of September 30, 2023. As of September 30, 2023, the Company recorded the full amount of SPARs, as issued and owned, with Continental Stock Transfer & Trust, as the SPAR rights agent (the “Rights Agent”) for the benefit of the Depository Trust Company (“DTC”) participants and registered owners of PSTH (defined below). The Rights Agent verified the SPARs position at each DTC participant or registered owner, and the SPAR register currently presents 60,971,299 SPARs as issued and outstanding as of June 30, 2026. The Company expects that the number of SPARs issued may vary from period to period by amounts that are not expected to be material, particularly in respect of SPARs voluntarily abandoned and forfeited in connection with the business liquidation of holders from time to time.

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

The Company’s sponsor is Pershing Square SPARC Sponsor, LLC (“Sponsor”), a Delaware limited liability company organized on November 4, 2021. The Sponsor is an affiliate of Pershing Square Capital Management, L.P. (“PSCM”), a registered investment advisor under the Investment Advisers Act of 1940, as amended. PSCM is a wholly owned subsidiary of Pershing Square Inc. (NYSE: PS), which became a publicly traded company on April 30, 2026. The Sponsor is wholly owned by Pershing Square Holdings, Ltd., a Guernsey company, Pershing Square, L.P., a Delaware limited partnership, Pershing Square International, Ltd., a Cayman Islands exempted company, each of which is an investment fund managed by PSCM (collectively the “Pershing Square Funds”), and PS Redemption, L.P., a Delaware limited partnership. The Sponsor was also an affiliate of Pershing Square Tontine Holdings, Ltd. (“PSTH”), a Delaware corporation, which was a special purpose acquisition company (“SPAC”) that did not enter into an initial business combination within the prescribed time period and redeemed all of its Class A common stock and subsequently dissolved.

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

The Company will finance the Business Combination with proceeds from the exercise of the SPARs, a minimum of $1,219,425,980 if all SPARs issued and outstanding as of June 30, 2026 are exercised, and from the proceeds of the Forward Purchase Shares (defined in Note 4). The proceeds from private placement sales to the Sponsor of 422,533 shares of the Company’s common stock at $10.00 per share (the “Common Stock”), for an aggregate purchase price of $4,225,330 (the “Sponsor Shares”) and the Sponsor Warrants, for an aggregate purchase price of $35,892,480, are being used to fund operating expenses, with any remaining amount to be used in connection with the Business Combination. The Sponsor Shares will be identical to the Public Shares, except that they will be subject to certain transfer restrictions and have certain registration rights.

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

The Company will comply with applicable requirements under Delaware law and, if and as applicable, the rules of the New York Stock Exchange (“NYSE”). The Company will obtain any required stockholder approvals following the effectiveness of the Business Combination Registration Statement, at which time the Sponsor, as owner of the Sponsor Shares, will be the Company’s sole stockholder. Accordingly, the holders of SPARs will not have the opportunity to vote in favor of or against the proposed Business Combination or on any other matter submitted to a vote of stockholders. If the holders of the SPARs disapprove of the proposed transaction, their recourse will be limited to selling or choosing not to exercise their SPARs.

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

On April 7, 2026, PSCM announced that it had submitted a proposal to the board of directors of Universal Music Group N.V. (“UMG”) concerning a business combination transaction in which UMG would merge with the Company, with the newly merged company becoming a Nevada corporation listed on the NYSE. The proposal contemplated that the Pershing Square Funds (as the only non-managing members of the Sponsor at the time) would waive their Sponsor Warrants in the Company in connection with the transaction. On May 29, 2026, UMG announced that its board of directors had declined the proposal. As a result, no definitive agreement was entered into between the Company and UMG. The Company continues to evaluate potential business combination targets.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2026, the Company’s cash and cash equivalents balance was $23,131,336 (December 31, 2025: $25,081,652) comprised of $18,130,336 (December 31, 2025: $20,080,652) of cash in the Company’s operating account and $5,001,000 (December 31, 2025: $5,001,000) of cash in the Segregated Account.

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

As of June 30, 2026, the SPARs and Forward Purchase Agreements are anti-dilutive to the Company as the underlying securities from their exercise are the Public Shares of the Surviving Corporation. Additionally, the exercise of the Advisor Warrants and the Sponsor Warrants is contingent upon the occurrence of future events that have not been met as of June 30, 2026, and therefore the Company has not considered the effect of the Advisor Warrants and Sponsor Warrants on net loss per share for the periods presented. As a result, diluted net loss per share is the same as basic loss per share for the respective reporting periods.

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

ASC 740 provides guidance for the recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company files U.S. federal tax returns and the statute of limitations on the Company’s U.S. federal tax returns generally remains open for a period of three years after they are filed. Such open tax years remain subject to examination and adjustment by tax authorities. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. As of June 30, 2026, the Company recorded a full valuation allowance against the deferred tax assets.

For the three months ended June 30, 2026, the effective tax rate was 0%. The effective tax rate differs from the statutory rate due to non-deductible fair value adjustments of warrants and the change in valuation allowance for start-up costs and net operating losses.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

Note 3—Registration

SPARs and Public Shares

Pursuant to the Prospectus, the Company distributed the SPARs as discussed in Note 1, at no cost, to the holders of record of PSTH’s Class A common stock and distributable redeemable warrants. The SPARs were issued pursuant to a SPAR Rights Agreement between the Company and the SPAR Rights Agent. The Company intends that the SPARs will be quoted on the NYSE beginning at the SPAR Holder Election Period. The Public Shares will be issued in connection with the Closing. Depending on the form that the Business Combination takes, the Public Shares may be issued as shares of the Surviving Corporation. No fractional SPARs or Public Shares have been or will be issued, a SPAR cannot be exercised in part, and only whole SPARs and Public Shares will trade. The Company intends to issue up to 121,942,598 Public Shares in respect of SPARs issued and outstanding as of June 30, 2026 that will generate aggregate proceeds of a minimum of $1,219,425,980 if all such SPARs are exercised.

NYSE SPAR Trading Rule Approved by SEC

During 2024, the NYSE had been developing a rule change to the NYSE Listed Company Manual, Section 703.12 Listing Standards for Warrants and Rights. The effect of this rule change, would have permitted SPAR trading during the SPAR Holder Election Period to occur on the NYSE (rather than over-the-counter or “pink sheet” markets). On August 19, 2024, the SEC instituted proceedings to determine whether to approve or disapprove the proposed rule change. On December 17, 2024, the NYSE withdrew its proposed rule change after discussions with the SEC. On February 4, 2026, the NYSE resubmitted the proposed rule change to the SEC and on May 18, 2026, the SEC granted approval for the rule change, with effect immediately, allowing SPARs to trade on the NYSE at the beginning of the SPAR Holder Election Period.

Note 4—Related Party Transactions

Sponsor Shares

Since the Company’s inception through June 30, 2026, the Sponsor acquired 422,533 Sponsor Shares, at an aggregate price of $4,225,330, or $10.00 per Sponsor Share. In the event that the Final Exercise Price is higher than the minimum exercise price of $10.00, the Company will carry out a reverse stock split of the Sponsor Shares such that the effective per-share purchase price of the Sponsor Shares is equal to the Final Exercise Price.

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

The Company refers to the number of Public Shares into which the Sponsor Warrants are exercisable as the “Reference Shares.” The actual percentage of the Public Shares on a fully diluted basis into which the Sponsor Warrants are exercisable will depend on the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and the amount of the Additional Forward Purchase, if any, made by the Additional Forward Purchaser, and will be calculated by multiplying 4.95% by a fraction (the “Proration Fraction”), (i) the numerator of which is the sum of (A) the amount of funds raised by the exercise of SPARs at the closing of the Business Combination and (B) the amount of the Additional Forward Purchase, if any, funded by the Additional Forward Purchaser at the closing of the Business Combination (including, for the avoidance of doubt, pursuant to the Second Tranche Additional Forward Purchase) and (ii) the denominator of which is the amount of funds that would have been raised at the Final Exercise Price if all SPARs issued and outstanding immediately prior to the start of the SPAR Holder Election Period had been exercised at the closing of the Business Combination, excluding for the avoidance of doubt the amount of the Additional Forward Purchase (i.e., at the Minimum Exercise Price, and assuming all 60,971,299 SPARs as of June 30, 2026 are issued and outstanding immediately prior to the start of the SPAR Holder Election Period, the denominator will be $1,219,425,980).

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

As discussed in Note 2, the Advisor Warrants have a settlement feature that results in liability classification as the Advisor Warrants repurchase price on the grant date under ASC 718 and upon the consummation of the Business Combination (or vesting date) will be measured at fair value. The Advisor Warrants were granted to three advisory board members at the time on September 29, 2023 and as a result the Company recorded compensation expense of $3,000,000 for the year ended December 31, 2023 and a corresponding Advisor Warrants liability of $3,000,000.

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

Note 5—Stockholders’ Equity

Common Stock

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 3,000,000,000 shares of Common Stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 422,533 shares of Common Stock issued and outstanding, all of which were held by the Sponsor and defined as the Sponsor Shares.

Preferred Shares

The third amended and restated certificate of incorporation of the Company dated September 29, 2023, authorizes the issuance of up to 1,000,000 preferred shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board. At June 30, 2026 and December 31, 2025, there were no preferred shares issued and outstanding.

Note 6—Fair Value Measurements

Fair Value Hierarchy

The Company measures fair value of financial instruments in accordance with ASC 820. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s financial assets and liabilities approximates the carrying amounts represented on the balance sheets.

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

Level 1:	Inputs are unadjusted quoted prices in active markets.
Level 2:	Inputs (other than quoted prices included in Level 1) are obtained directly or indirectly from observable market data at the measurement date.
Level 3:	Inputs, including significant unobservable inputs, reflect the Company’s best estimate of what market participants would use in pricing the assets and liabilities at the measurement date.

Fair Value Measurement of Assets and Liabilities

The following table presents the Company’s liabilities at fair value and its fair value hierarchy.

Description	Level	As of June 30, 2026	As of December 31, 2025
Liabilities:
Sponsor Warrants	3	$41,058,934	$41,279,681
SPARs	3	—	—
Forward Purchase Agreements	3	—	—

Level 3 Transfers

There were no transfers into or out of Level 3 fair value measurements since the last financial statement reporting date.

Level 3 Reconciliation

The following table presents the change in fair value of the Company’s Level 3 financial instruments for the six months ended June 30, 2026. The Company’s management employed an independent third-party valuation firm to conduct valuations for the Sponsor Warrants, the SPARs and the Forward Purchase Agreements. The independent third-party valuation firm provided the Company’s management with a written report documenting their recommended valuations as of the reporting date.

	Sponsor Warrants	SPARs	Forward Purchase Agreements
Fair Value at December 31, 2025	$41,279,681	$—	$—
Change in Fair Value	(220,747)	—	—
Fair Value at June 30, 2026	$41,058,934	$—	$—

As discussed in Note 2, the Sponsor Warrants were accounted for as a liability. At June 30, 2026 and December 31, 2025, the fair value of the Sponsor Warrants was estimated using a Black-Scholes option pricing model. At each reporting period the Company re-evaluates the inputs utilized in the Black-Scholes option pricing model to measure the fair value of the Sponsor Warrants, with changes in fair value reflected on the statements of operations.

The SPARs and Forward Purchase Agreements were accounted for as liabilities, and their fair values were determined based on a number of factors embedded in the instruments, mainly that no active trading market exists for either instrument and it is likely that the Final Exercise Price of the SPARs will be set at a price that equates to its fair value. As a result, the fair values of the SPARs and Forward Purchase Agreements liabilities will likely remain unchanged until the SPARs are quoted on the NYSE beginning at the SPAR Holder Election Period. The Company continues to re-evaluate its assumptions and significant estimates on these financial instruments at each reporting period when the financial statements are prepared. Existing circumstances and assumptions about future developments may change due to market changes or as the Company approaches a Definitive Agreement towards a Business Combination.

Level 3 Quantitative Information of Significant Unobservable Inputs

The significant unobservable inputs used in determining the fair value of the Sponsor Warrants associated with the liability are listed below.

Sponsor Warrants	As of June 30, 2026	As of December 31, 2025
Volatility	25%	25%
Probability of Not Completing a Deal	30%	30%
Expected Time to Complete a Deal (in years)	3.6	3.9
Probability of Warrant Renegotiation	30%	30%
Estimated Target Equity Value	$4.5 billion	$4.5 billion

The Sponsor Warrants’ significant unobservable inputs include: (i) Volatility, (ii) Probability of Not Completing a Deal, (iii) Expected Time to Complete a Deal, (iv) Probability of Warrant Renegotiation and (v) Estimated Target Equity Value. The Volatility reflects the anticipated implied volatility of the potential target company from the Company’s Business Combination over the Sponsor Warrants’ 10-year term based on comparable measures derived from past and existing investments. The Probability of Not Completing a Deal reflects a discount relating to the Company’s deadline to complete its Business Combination prior to the expiration of its term. The Expected Time to Complete a Deal considers the Company’s timeframe to consummate a Business Combination with all necessary shareholder and Board approvals to be the midpoint of the remaining time until the 10-year deadline. The Probability of Warrant Renegotiation is a discount based on the probability that the Sponsor Warrants will be restructured at the time of the Company’s Business Combination. The discount is representative of the average restructuring of the sponsor incentive and founder stock forfeitures in completed blank check company transactions. The Estimated Target Equity Value is the Company’s assumption of the total equity capital of the entity following its Business Combination. This assumption factors in the Company’s available capital at the time of the deal which is the estimated proceeds from the exercise of the SPARs and the Forward Purchase Agreements, and applies a multiplier to the Company’s available capital based on its observation of the median multiple between historical blank check companies’ available capital and the equity value of their eventual merger targets.

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

Note 8—Subsequent Events

The Company evaluated all subsequent events and transactions that occurred after the June 30, 2026 balance sheet date up to the date that the unaudited financial statements were issued. Based upon this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statements.

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

Results of Operations

All activities since the Company’s inception through June 30, 2026 were related to the Company’s organizational activities, preparation for, and the distribution of, SPARs, and searching for a Business Combination. We will not generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on cash and cash equivalents held. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We will incur substantially increased expenses in future periods as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $3,753,921, which consisted of (i) non-cash gain related to change in the fair value of the Sponsor Warrants liability of $213,891, (ii) directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $3,742,812. For the three months ended June 30, 2025, we had a net loss of $1,569,943, which consisted of (i) non-cash loss related to change in the fair value of the Sponsor Warrants liability of $1,145,405, (ii) directors’ compensation expense of $225,000 and (iii) accounting, franchise tax, legal, printing, research, and other expenses totaling $199,538.

The increase in legal fees reflected on the statements of operations for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to costs incurred in connection with the Company's proposal to the board of directors of UMG, as described in Note 1.

Liquidity and Capital Resources

Our liquidity needs have been satisfied by the sales of $4,225,330 Sponsor Shares and the sale of $35,892,480 Sponsor Warrants to the Sponsor in private placements. As of June 30, 2026 and December 31, 2025, we had a cash balance of $18,130,336 and $20,080,652 in the operating account, respectively, and $5,001,000 in the Segregated Account. We will hold these funds in cash.

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

Contractual Obligations

We did not have any long-term debt, capital lease obligations or operating lease obligations as of June 30, 2026 and December 31, 2025.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2026, we were not subject to any market or interest rate risk. The funds received in connection with the submission of Elections will be held in a Custodial Account until the consummation of our Business Combination, or will be returned to electing SPAR holders in connection with certain events. The funds that are held in the Custodial Account will be held in cash or, at our election, will be invested in U.S. Treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. Treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 31, 2026	Pershing Square SPARC Holdings, Ltd.

/s/ William A. Ackman
	Name:	William A. Ackman
	Title:	Chief Executive Officer, Chairman of the Board of Directors

Date: July 31, 2026	/s/ Michael Gonnella
	Name:	Michael Gonnella
	Title:	Chief Financial Officer